Form 10KSB
period 1999-12-31
GOTHINK COM INC
filed 2000-07-17
CIK 1092455

FORM 10-KSB

                                  ANNUAL REPORT
             UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                            GOTHINK.COM, INCORPORATED

State of Incorporation:  Nevada          IRS Employer I.D. Number: 87-6121862
Authorized to do business in Texas

                                GoThink.Com, Inc.
                                Executive Offices
                          230 Lookout Place, Suite 200
                             Maitland, Florida 32751
                            Telephone: (407) 468-0599

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock                                         NASDAQ OTC:BB
                                                                    Symbol: TNKC

Yes [*] No [ ] The Company has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during calendar year 1999 and was not subject to such filing requirements for the past ninety days (during 1999). (Registration became effective during 1st quarter 2000.)

[ * ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- B, is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Company's revenues for its most recent fiscal year: (1999) $116,617.00.
                                                            ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past sixty (60) days: As of December 31, 1999, 19,196,016 outstanding shares of common stock at $0.15 per share (average bid and asked price), resulting in $2,879,402.40 aggregate market value.

Number of shares outstanding of each of the Company's classes of common equity, as of December 31, 1999: One class of common stock, 19,196,016.

Transitional Small Business Disclosure Format: Yes [ ] No [ * ]

                                TABLE OF CONTENTS

         Part I

Item 1 Description of Business

Item 2 Description of Property

Item 3 Legal Proceedings

Item 4 Submission of Matters to a Vote of Security Holders

         Part II

Item 5 Market for Common Equity and Related Stockholder Matters

Item 6 Management's Discussion and Analysis or Plan of Operations

Item 7 Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9 Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10 Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management

Item 12 Certain Relationships and Related Transactions

Item 13 Exhibits and Reports on Form 8-K

         Part III

Index to Exhibits

Description of Exhibits

Item 1            Description of Business

         This document contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined elsewhere in this document. All forward-looking statements included in this document are based on information available to the Company on the date hereof.

         The present management of the Company has no personal knowledge of operations of the Company prior to February, 1999.1 However, Company records and other materials are relied on to disclose the general history of the Company for the time period before February, 1999.

         There is a substantial doubt concerning the Company's ability to continue as a going concern, as indicated by the losses incurred by the Company revealed by the accompanying financial information in this disclosure document and as noted herein. The Company has operated at a loss during 1999, and anticipates continuing to operate at a loss through the calendar year 2000. There is currently no prospect for profitability from current operations. Except for the influx of working capital in exchange for common stock, as described below (the "Blue Ridge Agreement"), the Company would not have been able to continue operations.

         The Company experienced accelerating losses from at least mid-1998 through third quarter 1999, and there is no indication in current operations that those losses will not continue, albeit at a slower rate. There is a clear trend in the Company's financial condition which indicates continued losses through the foreseeable future based on current operations. Currently, there is no prospect for profitability from current operations, although the Company does anticipate being able to continue drastically scaled-down operations through the end of calendar year 2000. The scope of the Company's business has been drastically curtailed starting in mid- 1998, as more fully explained below.

         Currently, the Company has no subsidiary operations. As described below, the Company sold its remaining subsidiary, effective September 30, 1999, by an agreement with its former owners and officers.


--------
         1"The Company" refers to GoThink.Com, Incorporated, the present name of the Company; prior to its' current name, the Company's name was EFO, Inc. The name changes are explained in the text of this Item.

         The Company was originally organized on July 30, 1954, pursuant to the laws of the State of Utah, with the original charter issued to Bapco Uranium and Oil, Inc. The Company was known as Southwest Border Corporation from 1988 through 1993 and, in 1993, combined with EFO Technologies, Inc. As a result of the combination, the Company changed its' name to EFO, Inc. and changed its' state of incorporation from Utah to Nevada. Present management has no personal knowledge of the Company's operations prior to February, 1999.

         Formerly, through March, 1997, EFO, Inc. developed fiber-optic technology systems for high-volume direct-to-plate image transfer for commercial printing and publishing applications. The Company also developed application and system software which transfers images to film to be used in the graphic arts industry. The Company is no longer in those businesses and hasn't been since the February, 1999, transaction explained below. No revenue is anticipated from these discontinued operations. These operations were discontinued prior to present management joining the Company. Management has no reason to believe that the Company records on which it relies for its' rendition of the "history of operations" is incorrect.

         On February 16, 1999, EFO Inc. agreed to issue 2,650,000 shares of its' common stock to acquire two corporations as subsidiaries: Southern Educational Alliance, Inc. (SEA) and Internet Presentations, Inc. (IPI). At the time of the transaction, Mr. and Mrs. Ron Daniels were the sole shareholders and directors of SEA and Mr. and Mrs. Frank Mulcahy were the sole shareholders and directors of IPI. At the time of the February, 1999, transaction, EFO, Inc. had ceased revenue producing operations. As explained below, while IPI was initially included as a subsidiary of the Company, it has since been severed from the Company and no revenues have been recorded in the Company's financial filings with this Form 10SB nor are any revenues anticipated from any prior or future operations of IPI. Except for a loss resulting from unreimbursed expenditures on IPI operations as noted, the Company's operations will have no contribution from IPI in the future.

         The stock in the Company was issued on April, 8, 1999, along with 350,000 shares for fees for professionals and promoters related to the transaction. Mr. and Mrs. Ron Daniels received 1,325,000 shares in the Company and the Company became the sole shareholder of SEA. Mr. and Mrs. Frank Mulcahy received 1,325,000 shares in the Company and the Company became the sole shareholder of IPI.

         The professionals and promoters involved in the offering and the number of shares they received in the offering are: James Skalko (100,000 shares); Blue Ridge Finance Company, Inc. (100,000 shares); Douglas Hackett (100,000 shares); Phil Tannenbaum (30,000 shares); Tom Edwards (20,000 shares); Michelle K. Cain [attorney involved in the preparation of the offering materials] (20,000 shares). Additionally, the Daniels and the Mulcahys, as noted above, would be considered "promoters" of the offering.

         SEA was incorporated on December 10, 1998, in Texas, with Mr. and Mrs. Ron Daniels as the sole shareholders and directors. Prior to the acquisition by the Company, Southern Education Alliance, Inc. (SEA) purchased all of the authority, licenses, equipment, inventory, and personnel of "Southwest Medical Academy" (SMA) effective February 12, 1999. "Southwest Medical Academy" was a sole proprietorship owned by Mr. and Mrs. Ron Daniels and they received their stock in SEA in exchange for the transfer.

         SEA also accepted all of the liabilities of SMA and thereafter conducted the business of the corporation under the trade name "GoThink Tech."

         EFO changed its' name to Think!.Com, Inc. and, thereafter, changed its' name to GoThink.Com Incorporated on June 15, 1999, according to the records of the Secretary of State of the State of Nevada. SEA remained a wholly-owned subsidiary of GoThink.Com, Inc. and did business as "GoThink Tech."

         Think!.Com Incorporated obtained a Certificate of Authority to do business as a foreign corporation in the State of Texas (Charter Number
00125622) on March 15, 1999, and, thereafter, the Texas Secretary of State issued an Amended Certificate of Authority for GoThink.Com, Incorporated, (the new name of the corporation) on June 23, 1999. SEA d/b/a "GoThink Tech" was a wholly-owned subsidiary of GoThink.Com, Inc. after the amended certificate of authority, until the transaction between Blue Ridge Financial, Inc., the Company, and Mr. Ron Daniels, more fully explained below.

         On or about  October  29,  1999,  the  Company,  along  with its  Chief
Executive Officer, Ron Daniels, entered into an Agreement with Blue Ridge Finance Company, Inc. (hereinafter referred to as the "Agreement.") In that Agreement, Blue Ridge agreed to make an additional capital investment in the Company of $200,000.00, in two installments of $100,000.00 each, the second installment to be made on or before December 31, 2000. The additional capital contribution was necessary for the Company's continued operations. Blue Ridge made an initial payment of $39,400.00 to support the Company's operations.

         In the Agreement with Blue Ridge, agreed by the parties to be effective as of September 30, 1999, the Company agreed to issue additional stock to Blue Ridge in such amount so that Blue Ridge would have fifty one percent (51%) of all outstanding common stock of the Company. Additionally, the Company agreed that Blue Ridge would have the ability and the right to appoint a majority of the Board of Directors. Mr. Daniels was guaranteed a salary of $5,000.00 per month, as was Mr. Edwards, the Chief Operating Officer. Mr. Daniels was also assigned the right to recover his business-related expenses and thirty percent (30%) of the net profits of the subsidiary, payable quarterly in stock or cash, at the discretion of the Company. The Agreement provided that Mr. Daniels would be the Chief Operating Officer of the Company and that Mr. Edwards, by future Board action, would be elected Chief Executive Officer. Mr. Daniels was also awarded a ten year employment contract with the Company, on the terms set out above, with a provision that he would not be terminated from employment except for "cause." ("Cause" was defined to mean "criminal acts, fraud, gross negligence, or breach of fiduciary duty.)

         Additionally, the Agreement with Blue Ridge provided that Mr. Daniels would receive

"restricted stock" in such amount so that Mr. Daniels would own, after the Agreement, a total of 2,500,000 shares in the Company.

         Further, Mr. Daniels obtained an option in the Agreement to purchase all of the outstanding stock in the subsidiary and obtain sole ownership of the subsidiary by returning to the Company ninety percent (90%) of the shares of the Company owned by him. The Agreement with Blue Ridge provided that the additional capital funds provided by it would be used by the Company for payment of corporate expenses and future operations and that the subsidiary operations would be separate from the Company's. The Company agreed to pay Blue Ridge a monthly consulting fee of $5,000.00 for a period of three years from the date of the Agreement. The Agreement also provided that the executive offices of the Company would be moved to Florida, at the pleasure of the Board of Directors. The Agreement with Blue Ridge was made under Florida law.

         On October 29, 1999, the Company's Board of Directors approved a resolution approving the Agreement with Blue Ridge, and issuing stock as follows:

                  Ron Daniels                                 1,175,000
                  Tom Edwards                                 875,000
                  Jennifer Brenner                            500,000
                  Blue Ridge Finance Co., Inc.                10,000,000

         Also on October 29, 1999, the Board approved a resolution electing Ms. Jennifer Brenner to the Board of Directors of the Company, where she joined Mr. Edwards and Mr. Daniels as directors.

         The Board of the Company also approved a resolution on October 29, 1999, approving the transfer of the shares of stock previously owned by Frank Mulcahy represented by treasury certificate number 10157 (1,125,000 shares) to Tom Edwards. Mr. Edwards, as a result of that Board action, would own 2,000,000 shares of the Company.

         Finally, on October 29, 1999, the Board also approved the issuance of 150,000 shares of common stock to Mr. Ernest Zepeda.

         Mr. Zepeda, Mr. Daniels, Mr. Edwards, and Ms. Brenner were all issued stock to compensate them in lieu of cash for services rendered and to be rendered to the Company and to ensure their continued association with and employment by the Company. Mr. Daniels' additional stock was also issued to ensure his tenure as an officer of the Company and as part of his employment agreement with the Company, described above.

         Go Think. Com is authorized to issue up to 5,000,000 shares of preferred stock to be issued with such rights, preferences and designations and in such series as determined by the Board of Directors.

         GoThink.Com, Inc. is authorized to issue up to 50,000,000 shares of common stock. The holders of common stock are entitled to one vote per share for the election of directors and with respect to all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such shares voting for the election of directors can elect 100% of the directors if they choose to do so and, in such event, the holders of the remaining shares so voting will not be able to elect any directors. At present, by agreement with the Company and in exchange for the payment of additional capital as described herein, Blue Ridge Finance Company, Inc. controls a majority of the outstanding stock of the Company and is entitled to control the election of a majority of the Board of Directors.

         Holders of GoThink.Com, Inc. common stock are entitled to receive such dividends as the Board of Directors may from time to time declare to be paid in accordance with Nevada law and if the company has sufficient surplus or net earnings. GoThink.Com, Inc. has never paid cash dividends and seeks growth and expansion of its business through the reinvestment of profits, if any, and does not anticipate that it will pay dividends in the foreseeable future.

         Mr. Daniels, effective September 30, 1999, in accordance with the terms of the Agreement between himself, the Company, and Blue Ridge, tendered the required stock to the Company and received all of the outstanding stock in the subsidiary, Southern Educational Alliance, Inc. Daniels and the Company negotiated the final settlement of the purchase of the subsidiary and Daniels retained 800,000 shares of stock, tendering the balance of his holding for the purchase of the subsidiary. The parties agreed to apportion the debts and obligations of the subsidiary, thus making the transfer of the subsidiary effective September 30, 1999. The Company was relieved of all financial obligations in the name of the subsidiary as of September 30, 1999, Daniels agreeing to make that arrangement retroactive.

         In its agreement with Mr. Daniels, the Company also received a release from Mr. Daniels as to his employment contract, and Mr. Daniels and Southern Educational Alliance, Inc. severed all connections with the Company. Mr. Daniels resigned as Chief Executive Officer and Director as part of the agreement with the Company, though he remains a shareholder.

         Tom Edwards resigned his directorship with the Company May 1, 2000, and no longer has any connection with the Company. Mr. Edwards also surrendered all of his shares to the Company as part of the cancellation and termination of his employment agreement and resignation.

         Ms. Brenner is the only full-time employee of the Company, acting as President and Director.

         The loss from operations for the six months ended June 30, 1999, was approximately $93,000.00 as operating expenses exceeded revenue for that period. At mid-year, 1999, the main components of operating expenses were salaries and payroll taxes and benefits of $67,000.00, contract instructor fees of $19,000.00, bad debts of $8,500.00, legal fees of $11,000.00, rent expense of $39,000.00, depreciation of $8,000.00, and supplies expense of $10,000.00.

         At year end, as of December 31, 1999, the loss from operations for the year was approximately $358,362.00, as operating expenses continued to exceed revenue for the entire year.

         The trend of losses has accelerated from 1997 through year-end 1999. The loss from operations for the twelve month period ended December 31, 1998, was approximately $11,858.00.

         The trend of losses also affects the Company's assets. After bargaining away the subsidiary, Southern Educational Alliance, the assets of the Company at year-end 1999 total $319.00. The total assets of the Company at June 30, 1999, were $443,683.00, with the primary assets situated in the subsidiary being cash of $202,000.00, accounts receivable of $96,000.00, and net value of property and equipment of $98,000.00.

         The Company has a plan to increase revenues and stem losses, but there is no indication that the Company can maintain present levels of operations beyond the end of calendar year 2000.

         Currently, the Company intends to continue in an Internet-related business, mainly consisting of consulting with potential clients regarding Internet business applications and assisting companies in doing business on the Internet.

         The Company currently has no marketing program, no products, one customer, (a related party, Blue Ridge Finance Company), no clients, no advertising program, and only one employee, the CEO, Jennifer L. Brenner. Ms. Brenner does not devote all of her time to the Company, and receives no salary or benefits. Ms. Brenner is also the sole director of the Company, Mr. Daniels and Mr. Edwards having resigned.

         The Company does not presently engage in any business operations in connection with its' former subsidiaries, Internet Presentations, Inc. or Southern Education Alliance, Inc., f/d/b/a GoThink Tech, and has no plans to do so in the future.

         The Company is not required by its' by-laws to prepare or deliver regular annual reports or annual audited financial statements to security holders or shareholders of any type and the Company has no plans to send those reports in the future unless required by law or regulation. Financial information is available to shareholders from the Company at its' offices.

         The Company will continue to file required reports with the Securities and Exchange Commission, as required, and those reports will be available to the public and to shareholders at the SEC offices and from the Company.

         The public may read and copy any materials the Company files with the SEC at the

SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Currently, the Company does not maintain a website on the Internet.


Item 2            Description of Property

         Property Location

                  The Company maintains an office at 230 Lookout Place, Suite 200 Maitland, Florida 32751, with its mailing address of Post Office Box 953754, Lake Mary, Florida 32795-3754. The Company's property consists of minimal general office equipment, telephone and computer systems, and office furniture. The property is periodically updated, replaced, or repaired.

         Investment Policies

                  The Company has no "investment policy" and does not invest available funds, instead using all available funds for operations. Further, the Company does not invest in real estate or securities of any type. The Company's business plan does not provide for any investments in any securities or real property for investment purposes. For the foreseeable future, all Company funds will be used for operations and expansion.

Item 3            Legal Proceedings

         The company currently has no ongoing legal proceedings

Item 4            Submission of Matters to a Vote of Security Holders

         During calender year 1999, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5            Market for Common Equity and Related Stockholder Matters

         The principal market for the Company's securities is the general public market maintained by the NASDAQ "Over the Counter Bulletin Board" system ("OTC:BB"). The symbol for the Company's stock is "TNKC." The Company's stock was "de-listed" during June, 2000, for failure to timely file required reports, including this Form 10-KSB, with the Securities and Exchange Commission. As of the date the Company stock was "de-listed," there is no public market for the stock.

         The high bid and low bid range since March 22, 1999, through September 27, 1999, was as follows:

                  High bid:         5.00000
                  Low bid:          0.01200

         Historical high bid and low bid range (last two years):

                                     High             Low

         1st quarter 1997          $.1875            $.00
         2nd quarter 1997           .03120            .03120
         3rd quarter 1997           .03120            .02
         4th quarter 1997           .02               .01

         1st quarter 1998           .02               .01
         2nd quarter 1998           .02               .00781
         3rd quarter 1998           .01               .01
         4th quarter 1998           .01               .006

         The   source   of  high   bid  and  low  bid   information   are   from
over-the-counter market quotations and those quotations likely reflect inter-dealer prices, without retail mark-up, mark- down, or commission and may not reflect actual transactions. The actual figures represented herein are taken from INVESTools as of September 27, 1999.

         As of December 31, 1999, the stock had a high-low bid/ask range of $.12 to $.15 per share, per J. Alexander Securities, a market maker in the stock.

         There are approximately 1120 holders of common stock in the Company. There are no holders of preferred stock.

         There are 19,196,016 shares of common stock outstanding. There are 1,462,487 free- trading shares of common stock.

         There are two (2) shareholders which hold five percent (5%) or more of the outstanding common stock of the Company:

                  Blue Ridge Finance Company, Inc.    10,310,000     53.7%
                  John S. Schoene                      5,000,000       26%

         No cash dividends have been declared by the Company and none are anticipated. The Company's policy for the foreseeable future is to use any available funds for expansion and operations.

Item 6            Management's Discussion and Analysis for Plan of Operations

         The Company is a "small business issuer" that has had revenues from operations in the last fiscal (calendar) year and has furnished financial statements in conjunction with this filing. In its Form 10-SB filing, the Company elected to provide all information regarding its plan of operation for the next twelve (12) months in narrative form and included "Management's Discussion and Analysis or Plan of Operation" pursuant to Regulation ss.228.303.

         Pursuant to alternative 3, Part I, "General Instructions" regarding the use of Form 10SB, the Company chose the "disclosure model" which includes the information required by Items 101, 102, 202, 303, 401, 402, 403, and 404 in the Form 10SB. That information is incorporated in this document for historical reference and contrast only.

         The Company has operated at a loss during 1999, and anticipates continuing to operate at a loss through 2000. Except for the influx of working capital in exchange for common stock, as described above (the "Blue Ridge
Agreement" detailed above), the Company would not have been able to continue operations.

         All of the information from Item 1 above is incorporated herein.

         The Company's operations and plan of business have altered drastically after the sale of the subsidiary, Southern Educational Alliance, Inc. That subsidiary was the Company's only source of revenue from operations or any other source.

         Currently, the Company intends to continue in an Internet-related business, mainly consisting of consulting with potential clients regarding Internet business applications and assisting companies in doing business on the Internet. No specific plan of business has yet been adopted by the Company, and no potential markets or customers have been identified.

         The Company has no revenues and no prospects for revenues at the present.

         The Company currently has no marketing program, no products, no customers, no clients, no advertising program, and only one employee, the CEO, Jennifer L. Brenner. Ms. Brenner does not devote all of her time to the Company, and receives no salary or benefits. Ms. Brenner is also the sole director of the Company, Mr. Daniels and Mr. Edwards having resigned. Ms. Brenner has no relevant experience in the Company's intended Internet consulting operations. The Company does not plan to add staff or contract labor to implement its intended plan of operations.

         The Company has a minimum of available funds as shown in the financial statements, and intends to use Ms. Brenner, in her capacity as an unpaid officer, as its contact with potential clients and customers. It is uncertain whether the Company can generate revenue with an uncertain business plan and only one part-time employee. The Company has no lines of credit or ability to obtain credit, and no property for collateralizing any loan.

         The Company's prior revenue history is not an indication of the Company's future revenues, as the subsidiary that provided those revenues has been sold and the Company has no present operations beyond the intent to consult and contract with, on a fee basis, clients and customers in an attempt to assist them in utilizing the Internet in their businesses.

         The Company does not presently engage in any business operations in connection with its' former subsidiaries, Internet Presentations, Inc. or Southern Education Alliance, Inc., f/d/b/a GoThink Tech, and has no plans to do so in the future.

Item 7            Financial Statements

                  See attached.

         The Company had working capital of $202,448 at June 30, 1999. As of December 31, 1999, the Company had no working capital, a negative balance of $40,008.00, in that category. For the six months ended June 30, 1999 the Company recorded a consolidated net loss of $246,182. At year end, as of December 31, 1999, the Company recorded a net loss of $358,362.00.

         At June 30, 1999, included in the subsidiary's loss was a one-time acquisition cost of $619,121 related to the reverse acquisition between the Company and SEA. Assets of the Company at June 30, 1999 (excluding intercompany items) are $293,146 and the subsidiary's assets are $150,537 for total consolidated assets of $443,683. As of December 31, 1999, the subsidiary had been sold as described above and the Company's assets totaled $319.00. Liabilities of the Company at June 30, 1999 were $82,208 and the subsidiary's liabilities (excluding intercompany items) were $60,703 for total consolidated liabilities of $142,911. As of December 31, 1999, the Company's liabilities were $40,327.00.

         Net revenue for 1998 was $200,357 compared with $205,888 for 1997. Net revenue for 1999 was $116,617.00. The sale of the subsidiary, Southern Educational Alliance, Inc., will mean that the Company will have no revenues from operations or any other sources for the foreseeable future.

 Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company's accountants have been Smith & Company since February, 1999, with that firm being asked to withdraw as of May 23, 2000. The Company's accountants have, therefore, changed as reported in the Company Form 8-K filing dated May 23, 2000. Current management is unaware of the identity of former accountants of the Company prior to February, 1999.

         The Company appointed the firm of Parks, Tschopp, Whitcomb & Orr, 2600 Maitland

Center Pkwy, Maitland, Florida 32751-7221, as its Independent Accountants, effective as of May 23, 2000. Smith & Company, the Company's prior Independent Accountants, who are located in Salt Lake City, Utah, were dismissed effective as of May 23, 2000. There were no disagreements between the Company and Smith & Company. The change was made by the Board of Directors who felt it made sense to have their auditor located in Florida, which is the location of the corporate headquarters.

         The report of Smith & Company on the financial statements of the Company for each of the two calendar years in the period ended December 31, 1998 and for the six months ended June 30, 1999, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The report did contain a going concern paragraph.

         During the Company's most two recent fiscal years and all subsequent interim periods preceding the change in auditors, there was no disagreement with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Smith & Company, would have caused them to make a reference to the subject matter of the disagreements in connection with their report; nor has Smith & Company ever presented a written report, or otherwise communicated in writing to the Registrant or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

         Likewise, there has been and is no disagreement with Parks, Tschopp, Whitcomb & Orr on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of that firm, would have caused them to make a reference to the subject matter of the disagreements in connection with their report; nor has that firm ever presented a written report, or otherwise communicated in writing to the Company or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

         The Company has authorized Smith and Company to respond fully to the inquiries of the successor firm concerning the subject matter of the financial affairs of the Company, including any possible disagreements, without limitation.

         The Company has no proposed changes to the audited financial statements prepared by its' accountants and has no disagreements with its' accountants or with any former accountants employed or engaged by the Company. Other than the change from Smith and Company as reported above, no accountant has been dismissed or has resigned from employment or engagement by the Company since current management assumed control of operations in February, 1999.

         The current accountants have expressed their opinion in the financial statements that the Company may be unable to continue as a going concern.

Item 9            Directors, Executive Officers, Promoters and Control Persons

         GoThink.Com, Inc.  (Currently)

         Directors:      Jennifer L. Brenner, (Date of Birth 06/20/75), age 25.

         Executive Officers:        C.E.O. and President    Jennifer L. Brenner

         GoThink.Com, Inc.  (Through December 31, 1999)

         Directors:        Ron Daniels, age 38
                             Thomas Edwards, age 31
                            Jennifer Brenner, age 25

         Executive Officers:        C.E.O. and President         Ron Daniels
                                    Chief Operations Officer     Thomas Edwards

         Southern Educational Alliance, Inc. (subsidiary) d/b/a "GoThink Tech" (Effective through September 30, 1999)

         Directors:        Ron Daniels
                           Thomas Edwards

         Executive Officers:        C.E.O. and President          Ron Daniels
                                    Chief Operations Officer      Thomas Edwards

         Frank Mulcahy was formerly an officer of GoThink.Com, Inc. and was a director of that entity through August, 1999. When IPI was divested by the Company, Mr. Mulcahy ceased serving as an officer or director of GoThink.Com, Inc. Mr. Mulcahy was never an officer or director of the other subsidiary, SEA.

         There were no other "significant employees" whom the Company expected to make a significant contribution to the business and there are no family relationships between Mr. Edwards and Mr. Daniels.

         Mr. Daniels has been involved as senior executive officer of Southern Educational Alliance, Inc. and its predecessor, Southwest Medical Academy, since their inception. He has experience in the vocational training environment as an executive, owner, and manager. Mr. Edwards is an independent businessman with a variety of experience in small public and private companies. Mr. Daniels severed his relationship with the Company, as set out in Item 1, effective September 30, 1999.

         Neither Mr. Edwards nor Mr. Daniels have filed for bankruptcy relief within the last five years. Neither Mr. Edwards nor Mr. Daniels have been sued in the last five years, and have not been the subject of any enforcement or regulatory enforcement action by any state or federal agency within the last five years, and are not now involved in any such proceedings. Neither Mr. Daniels or Mr. Edwards have ever been convicted of a felony or a crime involving moral turpitude and are not now involved in any such proceeding. Neither Mr. Edwards nor Mr. Daniels have ever been subject to any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Neither Mr. Daniels nor Mr. Edwards have ever been accused or found by a court of competent jurisdiction, the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

         The terms of office for the officer and director of the Company are annually for directors and at the pleasure of the Board of Directors for officers. Blue Ridge Finance Company, Inc. controls a majority of voting common shares in the Company and will control the composition of the Board and the election of its' members by virtue of the agreement between the Company and Blue Ridge, as detailed, above.

         Ms. Brenner is currently the only employee of the Company. There are no other "significant employees" whom the Company expects to make a significant contribution to the business.

         Ms. Brenner's has been employed as a Vice President of Blue Ridge Finance Company, Inc., from 1997 to present. She holds no other directorships with publicly-traded or reporting companies.

         Ms. Brenner has not filed for bankruptcy relief within the last five years. Ms. Brenner has not been sued in the last five years, and has not been the subject of any enforcement or regulatory enforcement action by any state or federal agency within the last five years, and is not now involved in any such proceedings. Ms. Brenner has never been convicted of a felony or a crime involving moral turpitude and is not now involved in any such proceeding. Ms. Brenner has never been subject to any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities. Ms. Brenner has never been accused or found by a court of competent jurisdiction, the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

         Compliance with Section 16(a) of the Exchange Act.

         Based solely upon a review of Forms 3 and 4, (17 C.F.R. 249.103 and 249.104), and Form 5, during the year-ended December 31, 1999, furnished to the Company (of which there were none), and any written representations pertaining thereto (of which there were none), the Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company ("reporting person") that failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during that or prior applicable fiscal (calendar) years. The Company believes that Section 16(a) of the Exchange Act did not apply to the Company or to any "reporting person" associated with the Company during 1999.

Item 10           Executive Compensation

         The Company had two executive officers during 1999: Ron Daniels and Tom Edwards. Mr. Daniels was the CEO through December 31, 1999, with his resignation retroactive to September 30, 1999. These two comprised the Company's most highly compensated executives. There were no other individuals who were executive officers during 1999. Jennifer L. Brenner did not become an executive officer in calendar year 1999.

         There is no stock appreciation plan (SAR) in place in the Company. There is no long term compensation plan in place in the Company. The executive officers do not hold and are not compensated by warrants or options in the stock of the Company, except by contractual agreement as set out in Item 1 (the "Blue Ridge Agreement").

         The executive officers receive compensation only in the form of annual monetary compensation and reimbursement of expenses, however, both Mr. Daniels and Mr. Edwards had been awarded additional shares of stock in the Company to ensure their continued employment and affiliation with the Company. Those transactions are detailed above. The executive officers receive no bonuses and no bonus plan is in place in the Company.

         Since February, 1999, the executive officers of the Company received the following compensation:

                                  Salary       Reimbursement for Expenses

                  Ron Daniels     $10,000      --
                  Tom Edwards     $13,500      -

         Further, Mr. Daniels and Mr. Edwards were awarded additional shares of stock in the Company to ensure their continued employment and affiliation with the Company. Those transactions are detailed above in Item 1 (the "Blue Ridge Agreement"). Mr. Daniels' shares have been reduced, as set out above, and Mr. Edwards has surrendered his shares to the Company, as set out above.

         The   directors  of  the  Company  are  not   compensated   except  for
reimbursement of expenses for attending meetings.

         Mr. Edwards does not have an employment contract or agreement with the Company, except for certain terms contained in the Agreement with Blue Ridge Finance Company, Inc., as explained in Item 1. Mr. Edwards has resigned his positions with the Company, surrendered his shares to the Company, and is no longer associated with the Company, as set out above.

         Mr. Daniels had an employment agreement with the Company. That employment agreement was reached as part of the October 29, 1999, Agreement with Blue Ridge Finance Company, Inc. Mr. Daniels was guaranteed a salary of $5,000.00 per month, as was Mr. Edwards, the Chief Operating Officer. Mr. Daniels was also assigned the right to recover his business-related expenses and thirty percent (30%) of the net profits of the subsidiary, payable quarterly in stock or cash, at the discretion of the Company. The Agreement provided that Mr. Daniels would be the Chief Operating Officer of the Company and that Mr. Edwards, by future Board action, would be elected Chief Executive Officer. Mr. Daniels was also awarded a ten year employment contract with the Company, on the terms set out above, with a provision that he would not be terminated from employment except for "cause." ("Cause" was defined to mean "criminal acts, fraud, gross negligence, or breach of fiduciary duty.) Additionally, the Agreement with Blue Ridge provided that Mr. Daniels would receive "restricted stock" in such amount so that Mr. Daniels would own, after the Agreement, a total of 2,500,000 shares in the Company. Further, Mr. Daniels obtained an option in the Agreement to purchase all of the outstanding stock in the subsidiary and obtain sole ownership of the subsidiary by returning to the Company ninety percent (90%) of the shares of the Company owned by him. The Company agreed to pay Blue Ridge a monthly consulting fee of $5,000.00 for a period of three years from the date of the Agreement.

         As noted in Item 1, Mr. Daniels tendered the required stock to the Company for the purchase of the subsidiary, Southern Educational Alliance, Inc., and severed his relationship with the Company.

         Mr. Edwards continued to serve in his capacities as noted herein through December 31, 1999. Mr. Edwards resigned his positions effective May 1, 2000, and his services were canceled. As noted above, Mr. Edwards surrendered his shares to the Company.

         There is no "buy-sell" agreement in place with respect to any officers or any other shareholders and the Company, except to the extent that Mr. Daniels had the option outlined above regarding the ownership of the subsidiary.

         The Company has no policy regarding severance pay or benefits or compensation for retirement or longevity of service.

Item 11           Security Ownership of Certain Beneficial Owners and Management

                  Blue Ridge Finance Company, Inc.            10,310,000
                  John Schoene                                 5,000,000
                  Ronnie Daniels and Sheila Daniels              800,000

         There are no agreements or arrangements that may lead to a change in control of the Company. The Company is controlled by its' majority stockholder, Blue Ridge Finance

Company, Inc. No holder listed above has been granted or owns any warrants, options, or conversion privileges to purchase additional shares or convert its' shares to any other class or for additional stock in the Company. Frank Mulcahy does own options to purchase shares of common stock in the Company, but those total less than one percent of the outstanding stock of the Company and were described in the Company's Form 10-SB filing.

         The Company is effectively controlled by Blue Ridge Finance Company, Inc., the holder of a majority of outstanding common stock. That control was granted in exchange for the infusion of capital for operations in an Agreement dated on or about October 29, 1999, as detailed in Item 1.

Item 12           Certain Relationships and Related Transactions

         The only covered transactions involving the Company and its' officers, directors, nominees, or beneficial interest holders or stockholders are as noted above and as detailed in the Company's Form 10-SB filing, involving the transfer of SEA stock to the Company and the issuance of shares to StockPlayer.Com, Inc. for its' services.

         As  noted  above,  on  February  16,  1999,  EFO Inc.  agreed  to issue
2,650,000 shares of its' common stock to acquire two corporations as subsidiaries: Southern Educational Alliance, Inc. (SEA) and Internet Presentations, Inc. (IPI). At the time of the transaction, Mr. and Mrs. Ron Daniels were the sole shareholders and directors of SEA and Mr. and Mrs. Frank Mulcahy were the sole shareholders and directors of IPI.

         The stock in the Company was issued on April, 8, 1999, along with 350,000 shares for fees for professionals and promoters related to the transaction. Mr. and Mrs. Ron Daniels received 1,325,000 shares in the Company and the Company became the sole shareholder of SEA. Mr. and Mrs. Frank Mulcahy received 1,325,000 shares in the Company and the Company became the sole shareholder of IPI.

         The professionals and promoters involved in the offering and the number of shares they received in the offering are: James Skalko (100,000 shares); Blue Ridge Finance Company, Inc. (100,000 shares); Douglas Hackett (100,000 shares); Phil Tannenbaum (30,000 shares); Tom Edwards (20,000 shares); Michelle K. Cain [attorney involved in the preparation of the offering materials] (20,000 shares). Additionally, the Daniels and the Mulcahys, as noted above, would be considered "promoters" of the offering.

         The professionals involved were Ms. Cain, who provided legal services. Shares were issued to her based on the fair market value of those services.

         Blue Ridge Finance Company, Inc., Mr. Hackett, and Mr. Edwards were issued shares for commercial services relating to the organization of the offering and the shares issued to them initially were based on the fair market value of those services.

         The holdings of StockPlayer.Com, Inc. were issued by the Company in exchange for anticipated services pursuant to a written contract and the shares issued to initially were based on the fair market value of those services. However, that contract has been terminated by the Company and the shares to be transferred to StockPlayer.Com, Inc. have been put on hold pending a decision by the board of directors regarding the disposition of that stock and further legal action by the Company.

         In the case of shares issued to officers, promoters, and professionals, the liability for compensation expense was recorded based on fair market value of the services rendered. The stock issued at the time of the reorganization transaction (February, 1999) was issued to retire the liability in the amount of approximately $215,000.00. The Company considered SFAS 123, Accounting for Stock Based Compensation, when it compensated certain owners of EFO, Inc. to finalize the reorganization of the Company as well as the officers, promoters, and professionals. The shares issued to Mr. Daniels and Mr. Mulcahy, as described above, was for the exchange of stock in their companies.

         There are no other transactions, or proposed transactions, to which the Company was or is to be a party in which any officer, director, or nominee for officer or director, or any security holder, or any immediate family member of any of those classes of persons, was to be involved, except as noted.

         Certain owners of EFO, Inc. stock at the time of the acquisition of SEA were given stock in the Company to reflect the reorganization of the Company under its current business plan. Those persons were given stock by virtue of their position as directors, officer, creditors, or shareholders of EFO, Inc. The Company issued 215,731 shares of common stock to those persons for this purpose.

Item 13           Exhibits and Reports on Form 8-K

         The following Exhibits have been previously filed with the Commission with the Company's Form 10-SB, and those Exhibits are incorporated herein by reference:

                  Plan of Reorganization
                  Articles of Incorporation
                  By-Laws
                  Agreement with Blue Ridge Finance Company, Inc.

         The Statement re: Computation of Per Share Earnings Accompanies this filing.

         The letter on change by certifying accountant was filed with the Company's Form 8-K dated May 23, 2000, and is incorporated herein by reference.

         The Power of Attorney executed by the Company accompanies this filing.

Index of Exhibits

         Plan of Reorganization (incorporated by reference; filed with Form 10-SB) Articles of Incorporation (incorporated by reference; filed with Form 10-SB) By-Laws (incorporated by reference; filed with Form 10-SB) Agreement with Blue Ridge Finance Company, Inc. (incorporated by reference; filed with
                  Form 10-SB)
         The Statement re: Computation of Per Share Earnings
         The letter on change by certifying accountant (incorporated by reference, filed with the Company's Form 8-K dated May 23,
                  2000)

         Power of Attorney


                                    SIGNATURE

         In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GO THINK.COM, INCORPORATED



                                                Jennifer L. Brenner
                                              Chief Executive Officer

                            GOTHINK.COM, INCORPORATED
                                 AND SUBSIDIARY

                        Consolidated Financial Statements


                           December 31, 1999 and 1998

                            GOTHINK.COM, INCORPORATED
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                  (With Independent Auditors' Report Thereon)

                            GOTHINK.COM, INCORPORATED
                                 AND SUBSIDIARY

                                Table of Contents



Independent Auditors' Report                                  1

Financial Statements:
         Consolidated Balance Sheet                           2
 Consolidated Statements of Operations                        3
         Consolidated Statements of Stockholders' Deficit     4
         Consolidated Statements of Cash Flows                5

Notes to Financial Statements                                 6

Independent Auditors' Report



The Board of Directors
GoThink.Com, Incorporated and Subsidiary

We have audited the accompanying consolidated balance sheet of GoThink.Com, Incorporated and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GoThink.Com, Incorporated and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has experienced net losses of $358,362 and $11,858 for the two years ending December 31, 1999 and 1998, respectively. Sales have declined significantly in 1999, are minimal through May 31, 2000 and there is a stockholders' deficit of $40,008 at December 31, 1999. Additionally, the Company sold its operating subsidiary in September, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Parks, Tschopp, Whitcomb & Orr P.A.
Certified Public Accountants


June 22, 2000

                                 Smith & Company
           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
GoThink.Com Incorporated
(formerly Think!.Com Incorporated)

We have audited the accompanying consolidated statements of operations, changes in stockholders' (deficit), and cash flows of GoThink.Com Incorporated and subsidiary for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' (deficit), and cash flows of GoThink.Com Incorporated and subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.


CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
September 17, 1999



         10 West 100 South, Sutie 700, Salt Lake City, Utah 84101-1554
             Telephone: (801) 575-8297 - Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1999



                                     Assets

Current assets:
                      Cash                                                                      $                319
                                                                                                ====================


                                        Liabilities and Stockholder's Equity

Current
liabilities:
                      Accounts payable and accrued expenses                                     $             35,327
                      Advances from related party (note 5)                                                      5000
                                                                                                --------------------

                                                                              Total
                                                                              current liablities               40327
                                                                                                --------------------

Stockholders'
deficit:
                      Common stock, $.01 par value authorized
                      50,000,000 shares,
                         issued and oustanding 19,196,016                                                     191960
                      Treasury stock, 1,700,000 shares, at cost
                      (note 4)                                                                              (319000)
                      Additional paid-in capital                                                              617852
                      Stock subscription receivable (note 5)                                                (160600)
                      Accumulated deficit                                                                   (370220)
                                                                                                --------------------

                                                                              Total                          (40008)
                                                                              stockholders' deficit
                                                                                                --------------------

                                                                                                $                319
                                                                                                ====================

          See accompanying notes to consolidated financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years Ended December 31, 1999 and 1998

                                                                                               1999                    1998
                                                                                       --------------------    --------------------

Net sales                                                                              $            116,617                  200357

Operating expenses                                                                                   571866                  205415
                                                                                       --------------------    --------------------

                    Operating loss                                                                 (455249)                  (5058)

Other expense
        Bad
        debt - related party (note 5)                                                              (201109)                       0
        Gain from sale of subsidiary (note 4)                                                        250140                       0
        Interest expense                                                                                  0                  (6800)
        Acquisition costs (note 9)                                                                 (619121)                       0
                                                                                       --------------------    --------------------

              Loss before income taxes and extraordinary item                                     (1025339)                 (11858)

              Income tax expense (note 6)                                                                 0                       0
                                                                                       --------------------    --------------------

                    Loss before extraordinary item                                                (1025339)                 (11858)

              Extraordinary item:  Gain from debt restructuring (note 5)                             666977                       0
                                                                                       --------------------    --------------------

                    Net
                    loss                                                               $          (358,362)                 (11858)
                                                                                       ====================    ====================

Loss
per share of common stock                                                              $           (0.04)                         0
                                                                                       ====================    ====================

Weighted average number of shares outstanding                                                       9787360                 3285385
                                                                                       ====================    ====================




          See accompanying notes to consolidated financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 1999 and 1998

                            Common
                             Stock                  Treasury Stock
                                                                        Additional                    Stock
                       Number of                 Number of               Paid-in     Accumulated   Subscription   Stockholders'
                        Shares       Par Value    Shares       Cost      Capital       Deficit       Receivable     Deficit
                       ----------    ---------   ---------   --------   ----------   -----------   ------------   -------------
Balance at
December
31, 1997                  3285385        32854           0          0       (28677)            0              0            4177

Net loss for
the year ended
December
31, 1998                        0            0           0          0            0        (11858)             0          (11858)
                       ----------    ---------   ---------   --------   ----------   -----------   ------------   -------------
Balance at
December
31, 1998                  3285385        32854           0          0       (28677)       (11858)             0           (7681)

Net loss for
the year ended
December
31, 1999                        0            0           0          0            0       (358362)             0         (358362)

Shares
issued for cash          12968000       129680           0          0       744676             0        (160600)         713756

Shares issued for
assets, services
and debt retirement       2942631        29426           0          0       177238             0              0          206664

Acquisition
of subsidiary                   0            0           0          0      (275385)            0              0         (275385)

Sale of
subsidiary                      0            0     1700000    (319000)           0             0              0         (319000)
                       ----------    ---------   ---------   --------   ----------   -----------   ------------   -------------
Balances at
December
31, 1999                 19196016    $ 191,960     1700000*   (319000)      617852       (370220)       (160600)         (40008)
                       ==========    =========   ========= ==========   ==========   ===========   ============   =============




          See accompanying notes to consolidated financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1999 and 1998




                                                                                      1999                    1998
                                                                               -------------------     -------------------
Cash
flows
from operating activities:

        Net                                                                              (358,362)
        loss                                                                   $                                   (11858)
        Adjustme
        nts to reconcile net loss to net cash

        used
        by operating activities:
              Depreci
              ation and amortization                                                          7643                   12064
              Issuanc
              e of common stock for services                                                206664                       0
              Acquisi
              tion of subsidiary                                                          (275385)                       0
              Sale of
              subsidiary                                                                  (319000)                       0
              Cash
              provided by (used for) changes in:
                    Accounts
                    receivable                                                               22400                  (5481)
                    Account
                    payables                                                                 77017                   12801
                    Deferre
                    revenued                                                               (10000)                    2500
                           Net cash
                           used in
                           operating activities                                           (649023)                   10026
                                                                               -------------------     -------------------

Cash
flows
from investing activities:
        Purchase
        of equipment                                                                       (23542)                 (13940)
                           Net cash
                           used in
                           investing activities                                            (23542)                 (13940)
                                                                               -------------------     -------------------

Cash
flows
for financing activities:
        Loan
        repayments                                                                         (40000)                       0
        Proceeds
        from issuance of common stock                                                       713756                       0
                                                                               -------------------     -------------------
                           Net cash
                           provided by financing activities                                 673756                       0
                                                                               -------------------     -------------------

                           Net increase
                           (decrease)
                           in cash                                                            1191                  (3914)

Cash
at beginning of year                                                                         (872)                    3042
                                                                               -------------------     -------------------
Cash                                                                                           319                   (872)
at end of year                                                                 $                       $
                                                                               ===================     ===================

Supplemen
tal disclosures:
        Cash
        paid
        during the year for:
                                                                                                 0
        Inter
        est                                                                    $                                      4000
                                                                               ===================     ===================

                                                                                                 0
        Income taxes                                                           $                                         0
                                                                               ===================     ===================

Supplemental schedule of non-cash investing activities:
                                                                                            47,500
Common stock issued for fixed assets                                           $                                         0
                                                                               ===================     ===================


          See accompanying notes to consolidated financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

         The accompanying consolidated financial statements include the financial statements of GoThink.Com, Incorporated (the Company) and its wholly owned subsidiary, Southern Educational Alliance, Inc. ("SEA") d/b/a GoThink Tech
(GTT). All significant intercompany balances and transactions have been eliminated in consolidation.

         Effective February 16, 1999, the Company acquired 100% of the outstanding common stock of SEA for 1,325,000 newly issued common shares of the Company. Effective September, 1999, the Company sold its interest in SEA. (See note 4.)

         The acquisition of SEA was treated as a reverse acquisition of the Company by SEA. In a reverse acquisition, the shareholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock recognized as additional paid-in capital. All share and per share information has been presented in the accompanying consolidated financial statements as if the reverse acquisition and recapitalization has occurred on September 1, 1996, the inception date of SEA and its predecessor entities.

(b) Dividend Policy

         The Company has not yet adopted any policy regarding payment of dividends.

(c) Revenue Recognition

         Revenue is recognized as services are rendered.

(d) Allowance for Uncollectible Accounts

         The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing accounts.

(e) Cash and Cash Equivalents

         For financial statements purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. (Continued)

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)       Summary of Significant Accounting Policies

(f) Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

(g) Property and Equipment

         Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful life of the asset. Such depreciation and amortization is included in operating expenses on the consolidated statements of operations.

(h) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i) Credit Risks

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company sells its products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


(Continued)

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(2) Organization and History

         The Company was originally organized on July 30, 1954 under the laws of the State of Utah as Bapco Uranium and Oil, Inc. and was known as Southwest Border Corporation from 1988 through 1993. In 1993, in connection with a business combination with EFO Technologies, Inc., Southwest Border Corporation changed its name to EFO, Inc. and changed its state of incorporation from Utah to Nevada.

         On February 18, 1999, the Company sold EFO Technologies, Inc. for a nominal amount. The buyer also received an option to purchase 20,000 shares of the Company's restricted stock within thirty days of the agreement for $10.00. The Company also agreed to indemnify the buyer from any and all claims or liabilities in connection with the buyer's purchase of the stock of EFO.

         On  February  16,  1999,  the  Company  agreed  in  principal  to issue
2,650,000 shares of its common stock to acquire two subsidiaries, Internet Presentations, Inc. ("IPI") and SEA. The stock was issued on April 8, 1999 in addition to 350,000 shares for fees related to the transaction. SEA was incorporated on December 10, 1998 to continue the activities of Southwest Medical Academy which had operated as a sole proprietorship. SEA subsequently changed its name to GoThink Tech, Inc.

         Subsequent to issuing the stock to acquire IPI, the company rescinded the acquisition of IPI. The Company cancelled 1,325,000 shares issued in the transaction and issued 200,000 shares of its stock to the principal of IPI. The principal of IPI also received options to purchase the Company's common stock as follows:

                                                      Option Price
          Exercise Date            Shares              per Share
        August 1, 2000             50,000              $  1.00
        February 1, 2000           50,000                 1.50
        August 1, 2001             50,000                 2.00
        February 1, 2002           50,000                 2.50

         All options expire within one hundred eighty (180) days of the last listed exercise date.

         On  March  3,  1999  the  Company   changed  its  name  to   Think!.Com
Incorporated and on June 10, 1999 the name was changed to GoThink.Com, Incorporated.




(Continued)

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(3)      Going Concern

         The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $358,362 and $11,858 for the years ended December 31, 1999 and 1998, respectively. Additionally, revenues have decreased approximately 25 percent in 1999 compared to 1998, sales through May, 2000 are minimal and there is a stockholders' deficit of $40,008 at December 31, 1999.

         These conditions, in addition to the sale of SEA (See note 4), the Company's operating subsidiary, raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to develop new products or to acquire new products through acquisitions. There can be no assurance that the Company will be successful in accomplishing its objectives.

 (4)     Sale of Subsidiary

         Effective September 30, 1999, the Company sold all of its stock in GoThink Tech to a former shareholder and officer. In exchange for its stock and $10,000 cash, the Company received 1,700,000 shares of its common stock, which has been recorded as treasury stock in the accompanying financial statements. On the date of sale, GTT had little or no equity and the stock returned had a fair value of approximately $319,000. The results of operations through September 30, 1999 of GTT have been included in the accompanying financial statements.

 (5)     Related Party Transactions

         In 1999, the Company recorded bad debt expense of $201,109, representing an uncollectible receivable from IPI, which represents cash advances and expenses paid on its behalf by the Company prior to rescinding the acquisition of IPI. (See note 2)

         The Company recorded $666,977 as an extraordinary income item in the accompanying financial statements. This was primarily as result of the forgiveness of debt owed to former officers of EFO. Subsequent to the reverse acquisition, they sold all of their stock in the Company to an unrelated party and stated in separate agreements that they had no future claims or interest in the Company. They had not been officers for at least two years prior to the reverse acquisition.

         At December 31, 1999, the Company recorded a subscription receivable of $160,600 from the majority shareholder, resulting from the purchase by the shareholder of an additional 10,000,000 shares of common stock in October, 1999 for $200,000. In 1999, the Company received $39,400, and the remainder is due on or before December 31, 2000.

         At December 31, 1999, the Company recorded advances from a related party of $5,000, which represents fees due the majority shareholder. The advances are non-interest bearing and due on demand.
(Continued)

                                  GOTHINK.COM,
                           INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

 (6)     Income Taxes

         At December 31, 1999, the Company had approximately $2,000,000 of net operating losses for financial statement and income tax purposes which will expire in varying amounts commencing in 2007 through 2019. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)      Lease Obligation

         At December 31, 1999, the Company had no lease obligations.

(8)      Earnings (loss) per Share

         Earnings (loss) per share of common stock in 1999 and 1998 were based on the weighted average number of shares outstanding during those periods, after giving effect to a 1:100 reverse stock split effective March 24, 1999 and retroactively applied and assumed conversion of any stock options.

(9)      Goodwill

         The Company recorded goodwill in the amount of $619,121 as a result of the reverse acquisition of SEA. Goodwill would ordinarily be capitalized and amortized as expense over its estimated useful life. During 1999, management determined that this asset had been impaired and ascribed no value to the goodwill. Accordingly, the $619,121 was expensed entirely in 1999.