Form 10QSB
period 2000-03-31
GOTHINK COM INC
filed 2000-07-17
CIK 1092455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       OR

          [ ] TRANSITION OF REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

Commission File Number:

                           GoThink.Com, Incorporated
                           -------------------------
             (Exact name of Registrant as specified in its charter)

    Nevada                                            87-6121862
------------------------------                ------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

230 Lookout Place, Suite 200, Maitland, Florida           32751
-----------------------------------------------    ------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (407) 468-0599
                                                     -----------------


                                      None

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes      X            No       X
                                                ------------         -------


19,196,016 Common Shares, $.01 par value were issued and outstanding at March 31, 2000.

                           GO.THINK.COM, INCORPORATED

                                      Index




PART 1.                    FINANCIAL INFORMATION

Item 1. Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2000 (Unaudited)
                           and December 31, 1999                               1

             Consolidated Statements of Operations
                      Three months ended
                           March 31, 2000 (Unaudited) and
                           March 31, 1999 (Unaudited)                          2

             Consolidated Statements of Cash Flows
                      Three months ended
                           March 31, 2000 (Unaudited) and
                           March 31, 1999 (Unaudited)                          3

                  Notes to Consolidated Financial Statements (Unaudited)       4

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                                    6

PART II.                   OTHER INFORMATION                                   7

SIGNATURES                                                                     8

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY
                          Consolidated Balance Sheets


                                     Assets

                                                                                               03/31
                                                                      12/31               (Unaudited)
                                                                 ----------------       ---------------
Current assets:
     Cash                                                        $            319       $         3,019
     Accounts receivable                                                        0                10,000
                                                                 ----------------       ---------------

                                                                 $           319        $        13,019
                                                                 ===============        ===============

                      Liabilities and Stockholder's Equity

Current liabilities:
     Accounts payable and accrued expenses                       $         35,327       $        37,827
     Advances from related party                                            5,000                10,200
                                                                 ----------------       ---------------

          Total current liabilities                                        40,327                48,027
                                                                 ----------------       ---------------

Stockholders' deficit:
     Common stock, $.01 par value authorized 50,000,000 shares,
          issued and outstanding 19,196,016                               191,960               191,960
     Treasury stock, 1,700,000 shares, at cost                           (319,000)             (319,000)
     Additional paid-in capital                                           617,852               617,850
     Stock subscription receivable                                       (160,600)             (160,600)
     Accumulated deficit                                                 (370,220)             (365,220)
                                                                 ----------------       ---------------

          Total stockholders' deficit                                     (40,008)              (35,008)
                                                                 ----------------       ---------------

                                                                 $            319       $        13,019
                                                                 ================       ===============



See accompanying notes to financial statemetns.

                    GOTHINK.COM, INCORPORATED AND SUBSIDARY
                     Consolidated Statements of Operations
                   Three Months ended March 31, 2000 and 1999

                                  (Unaudited)


                                                                      2000                     1999
                                                                 ----------------       ---------------
Net sales                                                        $         10,000       $        76,736
Operating expenses                                                          5,000               123,200
                                                                 ----------------       ---------------
               Operating Income (Loss)                                      5,000               (46,464)

Other expense
     Bad debt - related party                                                   0              (201,109)
     Acquisition costs                                                          0         1,072,122,703
                                                                 ----------------       ---------------

               Income (Loss) before Income taxes and
               Extraordinary item                                           5,000         1,072,875,130

     Income tax expense                                                         0                     0
                                                                 ----------------       ---------------
               Income (Loss) before extraordinary item                      5,000         1,072,875,130

     Extraordinary item:  Gain from debt restructring                           0               666,977
                                                                 ----------------       ---------------

               Net Income (Loss)                                 $          5,000       $ 1,073,542,107
                                                                 ================       ===============

 Loss per share of common stock                                  $              0       $          (.04)
                                                                 ================       ===============

Weighted average number of shares outstanding                          18,181,266             4,965,701
                                                                 ================       ===============

                See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                   Three Months ended March 31, 2000 and 1999
                                  (Unaudited)


                                                                      2000                     1999
                                                                 ----------------       ---------------
Cash flows from operating activities:
     Net income (loss)                                           $          5,000       $      (199,717)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
               Depreciation and amortization                                    0                 4,185
               Issuance of common stock for services                            0               118,045
               Acquisition of subsidiary                                        0              (275,385)
               Cash provided by (used for) changes in:
                    Accounts receivable                                   (10,000)              (19,757)
                    Prepaid expenses                                            0                23,750
                    Accounts and related party payable                      7,000                26,600
                    Deferred revenue                                            0                10,000
                                                                 ----------------       ---------------
                         Net Cash Used in Operating Activities              2,700              (312,279)
                                                                 ----------------       ---------------

Cash flows from investing activities:
     Purchase of equipment                                                      0               (27,596)
                                                                 ----------------       ---------------
                         Net Cash Used in Investing Activities                  0               (27,596)
                                                                 ----------------       ---------------

Cash flows for financing activities:
     Loan repayments                                                            0               (40,000)
     Proceeds from issuance of common stock                                     0               553,973
                                                                 ----------------       ---------------
                     Net Cash Provided by Financing Activities                  0               513,973
                                                                 ----------------       ---------------
                               Net Increase (Decrease) in Cash              2,700               714,098

Cash at beginning of year                                                     319                  (872)
                                                                 ----------------       ---------------
Cash at end of year                                              $          3,019       $       173,226
                                                                 ================       ===============



                See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1) Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations may not necessarily be indicative of results which may be expected for any other interim period, or for the year as a whole.

(2) Sales to Major Customers

During the three months ended March 31, 2000, one customer accounted for 100% of total revenue. During the three months ended March 31, 1999, no customer accounted for more than 10% of total revenue.

(3) Principles of Consolidation, Basis of Presentation and Equity

Transactions

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

(Continued)

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3) Principles of Consolidation, Basis of Presentation and Equity

Transactions (Continued)

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

Subsequent to issuing the stock to acquire IPI, the company rescinded the acquisition of IPI. The Company cancelled 1,325,000 shares issued in the transaction and issued 200,000 shares of its stock to the principal of IPI. The principal of IPI also received options to purchase the Company's common stock as follows:

                                                             Option Price
             Exercise Date        Shares                      per Share
     August 1, 2000               50,000                   $     1.00
     February 1, 2001             50,000                         1.50
     August 1, 2001               50,000                         2.00
     February 1, 2002             50,000                         2.50

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

(4) Goodwill

The Company recorded goodwill in the amount of $619,121 as a result of the reverse acquisition of SEA. Goodwill would ordinarily be capitalized and amortized as expense over its estimated useful life. During 1999, management determined that this asset had been impaired and ascribed no value to the goodwill. Accordingly, the $619,121 was expensed entirely in 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liability and Capital Resources

Working capital amounted to $(35,008) at March 31, 2000 as compared to $(40,008) at December 31, 1999. Cash and short term investments amounted to $3,019 at March 31, 2000 as compared to $319 at December 31, 1999. The Company has operated at a loss in 1999 and anticipates minimal operational activities through 2000. Working capital has been provided over the latter half of 1999 and in 2000 from its majority stockholder, Blue Ridge Finance Company, Inc. (Blue Ridge).

The Company's operations and plan of business have been significantly revised subsequent to the sale of its subsidiary (SEA). Through the third quarter of 1999, SEA was the Company's only source of revenue from operations. Since the divestiture of its school subsidiary, the Company has been in the process of developing its internet consulting developing business and has made contacts with several companies regarding internet development venture. No contracts or agreements have been reached to date.

There are no material commitments for capital expenditures or any long term credit arrangements as of March 31, 2000. In the near future, short term working capital is anticipated to be provided by Blue Ridge.

Results of Operations

At the present time, the Company has minimal revenues and limited prospects for revenues in the foreseeable future.

The Company currently has no marketing program, no products, one customer, no clients, no advertising program and only one employee, the CEO, Jennifer L. Brenner. Ms. Brenner does not devote all of her time to the Company, and receives no salary or benefits. Ms. Brenner is also the sole director of the Company, Mr. Daniels and Mr. Edwards having resigned. Ms. Brenner has no relevant experience in the Company's intended Internet consulting operations. The Company does not plan to add staff or contract labor to implement its intended plan of operations.

The Company has a minimum of available funds as shown in the financial statements, and intends to use Ms. Brenner, in her capacity as an unpaid officer, as its contact with potential clients and customers. It is uncertain whether the Company can generate revenue with an uncertain business plan and only one part-time employee. The Company has no lines of credit ability to obtain credit, and no property for collateralizing any loan.

The Company's prior revenue history is not an indication of the Company's future revenues, as the subsidiary that provided those revenues has been sold and the Company has no present operations beyond the intent to consult and contract with, on a fee basis, clients and customers in an attempt to assist them in utilizing the Internet in their businesses.

The Company does not presently engage in any business operations in connection with its former subsidiaries, Internet Presentations, Inc. or Southern Education Alliance, Inc. and has no plans to do so in the future.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings:                           None
                -----------------

Item 2.         Changes in Securities:                       None
                ---------------------

Item 3.         Defaults Upon Senior Securities:             None
                -------------------------------

Item 4.         Submission of Matters to a Vote of Security Holders:
                ---------------------------------------------------


During the quarter ended March 31, 2000, the Company did not have any meeting of stockholders.

Item 5.         Other Information:                           None
                -----------------

Item 6.         Exhibits and Reports on Form 8-K:
                --------------------------------

     (a)  Exhibits

     11   Earnings per share - included in the Statements of Operations

     12   Financial Data Schedule

     1. During the quarter ended March 31, 2000, no report on Form 8-K was filed for required to be filed.

                            GOTHINK.COM, INCORPORATED





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, th Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            GOTHINK.COM, INCORPORATED

                                  (Registrant)


Dated: July 10, 2000        By /s/ Jennifer L. Brenner
                           ---------------------------

                           Jennifer L. Brenner (Chief Executive Officer)