Form 10QSB
period 2000-06-30
GOTHINK COM INC
filed 2000-08-14
CIK 1092455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       OR

[] TRANSITION OF REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

Commission File Number: 000-28417

                            GoThink.Com, Incorporated
                            -------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                    87-6121862
---------------------------------          -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

230 Lookout Place, Suite 200, Maitland, Florida        32751
-----------------------------------------------     ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (407) 468-0599
                                                    ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No
                               -------------            ------


                           19,196,016 Common Shares,  $.01 par value were issued
and outstanding at June 30, 2000.

                           GO.THINK.COM, INCORPORATED

                                      Index

PART 1.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

              Consolidated Balance Sheets
                  June 30, 2000 (Unaudited)
                           and December 31, 1999                     1

              Consolidated Statements of Operations
                  Three months and six months ended
                  June 30, 2000 (Unaudited) and
                  June 30, 1999 (Unaudited)                          2

              Consolidated Statements of Cash Flows
                  Six months ended
                  June 30, 2000 (Unaudited) and
                  June 30, 1999 (Unaudited)                          3

              Notes to Consolidated Financial Statements (Unaudited) 4

     Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     6

PART II.          OTHER INFORMATION                                  7

SIGNATURES                                                           7

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheets



                                     Assets

                                                                                                June 30,
                                                                                                  2000          December 31,
                                                                                               (Unaudited)          1999
                                                                                             ---------------  ----------------
Current assets:
   Cash                                                                                      $        16,234  $            319
                                                                                             ===============  ================



                                                    Liabilitieis and Stockholder's Equity

Current liabilities:
   Accounts payable and accrued expenses                                                     $        35,077  $         35,327
   Advances from related parties                                                                      28,816             5,000
                                                                                             ---------------  ----------------

                                                                 Total current liabilities            63,893            40,327
                                                                                             ---------------  ----------------

Stockholders' deficit
   Common stock, $.01 par value authorized 50,000,000
     shares, issued and outstanding 19,196,016                                                       191,960           191,960
   Treasury stock, 1,700,000 shares, at cost                                                        (319,000)         (319,000)
   Additional paid-in capital                                                                        617,852           617,852
   Stock subscription receivable                                                                    (160,600)         (160,600)
   Accumulated deficit                                                                              (377,871)         (370,220)
                                                                                             ---------------  ----------------

                                                               Total stockholders' deficit           (47,659)          (40,008)
                                                                                             ---------------  ----------------

                                                                                             $        16,234  $            319
                                                                                             ===============  ================


See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                                  Three months ended                  Six months ended
                                                                       June 30,                           June 30,
                                                                2000              1999              2000             1999
                                                           ---------------  ----------------  ---------------  ----------------
Net sales                                                  $        10,000  $         76,736  $        20,000  $        153,473
Operating expenses                                                  25,651           123,200           27,651           246,402
                                                           ---------------  ----------------  ---------------  ----------------

                                           Operating loss          (15,651)          (46,464)          (7,651)          (92,929)

Other expenses
   Bad debt - related party                                              0                 0                0          (201,109)
   Acquisition costs                                                     0                 0                0          (619,121)
                                                           ---------------  ----------------  ---------------  ----------------

                                 Loss before income taxes
                                   and extraordinary time          (15,651)          (46,464)          (7,651)         (913,159)

   Income tax expense                                                    0                 0                0                 0
                                                           ---------------  ----------------  ---------------  ----------------

                                              Loss before
                                       extraordinary item          (15,651)          (46,464)          (7,651)         (913,159)

Extraordinary item: Gain from
   debit restructuring                                                0.00                 0             0.00           666,977
                                                           ---------------  ----------------  ---------------  ----------------

                                                 Net loss  $       (15,651) $        (46,464) $        (7,651) $       (246,182)
                                                           ===============  ================  ===============  ================

Loss per share of common stock                                        0.00              (.01)            0.00              (.06)
                                                           ===============  ================  ===============  ================

Weighted average number of
   shares outstanding                                           18,181,266         4,965,701       18,181,266         4,432,764
                                                           ===============  ================  ===============  ================


See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)




                                                                                                  2000              1999
                                                                                             ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                                                  $        (7,651) $       (246,182)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                                       0             8,369
       Issuance of common stock for services                                                               0           240,254
       Acquisition of subsidiary                                                                           0          (275,385)
       Cash provided by (used for) changes in:
         Accounts receivable                                                                               0           (81,993)
         Prepaid expenses                                                                                  0           (47,500)
         Accounts and related parties payable                                                         23,566            42,467
         Deferred revenue                                                                                  0            34,000
                                                                                             ---------------  ----------------
                                       Net Cash provided by (used in) operating activities            15,915          (325,970)
                                                                                             ---------------  ----------------

Cash flows from investing activities:
   Purchase of equipment                                                                                   0           (55,192)
                                                                                             ---------------  ----------------
                                                     Net cash used in investing activities                 0           (55,192)
                                                                                             ---------------  ----------------

Cash flows for financing activities:
   Loan repayments                                                                                         0           (40,000)
   Proceeds from issuance of common stock                                                                  0           624,000
                                                                                             ---------------  ----------------
                                                 Net cash provided by financing activities                 0           584,000
                                                                                             ---------------  ----------------

                                                                      Net increase in cash            15,915           202,838

Cash at beginning of period                                                                              319              (872)
                                                                                             ---------------  ----------------

Cash at end of period                                                                        $        16,234  $        201,966
                                                                                             ===============  ================



See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)  Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and results of operations and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations may not necessarily be indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)  Sales to Major Customers

During the six months ended June 30, 2000, one customer accounted for 100% of total revenue. During the six months ended June 30, 1999, no customer accounted for more than 10% of total revenue.

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

Subsequent to issuing the stock to acquire IPI, the company rescinded the acquisition of IPI. The Company canceled 1,325,000 shares issued in the transaction and issued 200,000 shares of its stock to the principal of IPI. The principal of IPI also received options to purchase the Company's common stock as follows:

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3) Principles of Consolidation, Basis of Presentation and Equity Transactions (continued)


                                                             Option Price
             Exercise Date           Shares                    per Share
     August 1, 2000                   50000               $              1.00
     February 1, 2001                 50000                              1.50
     August 1, 2001                   50000                              2.00
     February 1, 2002                 50000                              2.50

All options expire within one hundred eighty (180) days of the last listed exercise date.

In 1999, the Company recorded bad debt expense of $201,109, representing an uncollectible receivable from IPI, which represents cash advances and expenses paid on its behalf by the Company prior to rescinding the acquisition of IPI. (See note 2).

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

Effective September 30, 1999, the Company sold all of its stock in Go Think Tech to a former shareholder and officer. In exchange for its stock and $10,000 cash, the Company received 1,700,000 shares of its common stock, which has been recorded as treasury stock in the accompanying financial statements. On the date of sale, GTT had little or no equity and the stock returned had a fair value of approximately $319,000. The results of operations through June 30, 1999 of GTT have been included in the accompanying financial statements.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liability and Capital Resources

Working capital amounted to $(47,659) at June 30, 2000 as compared to $(40,008) at December 31, 1999. Cash and short term investments amounted to $16,234 at June 30, 2000 as compared to $319 at December 31, 1999. The Company has operated at a loss in 1999 and anticipates minimal operational activities through 2000. Working capital has been provided over the latter half of 1999 and in 2000 from its majority stockholder, Blue Ridge Finance Company, Inc. (Blue Ridge).

The Company's operations and plan of business have been significantly revised subsequent to the sale of its subsidiary in September, 1999. Through the third quarter of 1999, the subsidiary was the Company's only source of revenue from operations. Since the divestiture of its subsidiary, the Company has been in the process of developing its internet consulting business and has made contacts with several companies regarding internet development. No contracts or agreements have been reached to date.

There are no material commitments for capital expenditures or any long term credit arrangements as of June 30, 2000. In the near future, short term working capital is anticipated to be provided by Blue Ridge.

Results of Operations

At the present time, the Company has minimal revenues and limited prospects for revenues in the foreseeable future.

The Company currently has no marketing program, no products, one customer, no clients, no advertising program and only one employee, the CEO, Jennifer L. Brenner. Ms. Brenner does not devote all of her time to the Company, and receives no salary or benefits. Ms. Brenner is also the sole director of the Company. Ms. Brenner has no relevant experience in the Company's intended
Internet consulting operations. The Company does not plan to add staff or contract labor to implement its intended plan of operations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:         None

Item 2.  Changes in Securities:     None

Item 3.  Defaults Upon Senior Securities:   None

Item 4.  Submission of Matters to a Vote of Security Holders:

During the quarter ended June 30, 2000, the Company did not have any meeting of stockholders.

Item 5.  Other Information:         None

Item 6.  Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               11   Earnings  per  share  -  included  in  the   Statements   of
                    Operations

               12   Financial Data Schedule

               13 During the quarter ended June 30, 2000, no report on Form 8-K was filed for required to be filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GOTHINK.COM, INCORPORATED
                           -------------------------
                                (Registrant)

Dated: August 11, 2000     By;
                             ---------------------------------------------
                             Jennifer L. Brenner (Chief Executive Officer)