Form 10QSB
period 2000-09-30
GOTHINK COM INC
filed 2000-11-13
CIK 1092455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2000

                                       OR

[] TRANSITION OF REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

Commission File Number:

                            GoThink.Com, Incorporated
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Nevada                                          87-6121862
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

230 Lookout Place, Suite 200, Maitland, Florida             32751
-----------------------------------------------        --------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (407) 468-0599
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

                                            Yes      X            No       X
                                                ------------         ----------


19,196,016 Common Shares, $.01 par value were issued and outstanding at September 30, 2000.

                            GOTHINK.COM, INCORPORATED

                                      Index




PART 1.  FINANCIAL INFORMATION

       Item 1. Financial Statements

          Consolidated Balance Sheets
                   September  30, 2000 (Unaudited)
                   and December 31, 1999                                      1

          Consolidated Statements of Operations
                   Three months and nine months ended
                   September 30, 2000 (Unaudited) and
                   September 30, 1999 (Unaudited)                             2

          Consolidated Statements of Cash Flows
                   Nine months ended
                   September 30, 2000 (Unaudited) and
                   September 30, 1999 (Unaudited)                             3

          Notes to Consolidated Financial Statements (Unaudited)              4

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  6

PART II. OTHER INFORMATION                                                    7

SIGNATURES                                                                    8

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheets




                                     Assets

                                                                            September 30,         December 31,
                                                                                2000                  1999
                                                                             (Unaudited)
                                                                         -----------------     -----------------
Current assets:
     Cash                                                                $           3,482     $             319
                                                                         =================     =================



                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                               $          35,077     $          35,327
     Advances from related party                                                    18,816                 5,000
                                                                         -----------------     -----------------

                  Total current liabilities                                         53,893                40,327
                                                                         -----------------     -----------------

Stockholders' deficit:
     Common stock, $.01 par value authorized 50,000,000
       shares, issued and outstanding 19,196,016                                   191,960               191,960
     Treasury stock, 1,700,000 shares, at cost                                    (319,000)             (319,000)
     Additional paid-in capital                                                    617,852               617,852
     Stock subscription receivable                                                (160,600)             (160,600)
     Accumulated deficit                                                          (380,623)             (370,220)
                                                                         -----------------     -----------------

                  Total stockholders' deficit                                      (50,411)              (40,008)
                                                                         -----------------     -----------------

                                                                         $           3,482     $             319
                                                                         =================     =================



See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                             Three months ended                        Nine months ended
                                                                September 30,                            September 30,
                                                          2000                1999                 2000                1999
                                                   ------------------  -----------------     -----------------  ------------------
Net sales                                          $           10,000  $          46,376     $          30,000  $          199,849

Operating expenses                                             12,752            245,743                40,403             492,145
                                                   ------------------  -----------------     -----------------  ------------------

                  Operating loss                               (2,752)          (199,367)              (10,403)           (292,296)

Other expense
     Bad debt - related party                                       0             (9,072)                    0            (210,181)
     Acquisition costs                                              0                  0                     0            (619,121)
                                                   ------------------  -----------------     -----------------  ------------------

                  Loss before income taxes
                      and extraordinary item                   (2,752)          (208,439)              (10,403)         (1,121,598)

     Income tax expense                                             0                  0                     0                   0
                                                   ------------------  -----------------     -----------------  ------------------

                  Loss before
                      Extraordinary item                       (2,752)          (208,439)              (10,403)         (1,121,598)

     Extraordinary item: Gain from
       debt restructuring                                           0                  0                     0             666,977
                                                   ------------------  -----------------     -----------------  ------------------

                  Net loss                         $           (2,752) $        (208,439)    $         (10,403) $         (454,621)
                                                   ==================  =================     =================  ==================

     Loss per share common stock                   $            (0.00) $            (.03)    $           (0.00) $             (.09)
                                                   ==================  =================     =================  ==================

     Weighted average number of
       shares outstanding                                  18,181,266          6,651,141            18,181,266           5,172,734
                                                   ==================  =================     =================  ==================



See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                                                 2000                  1999
                                                                                          ------------------    ------------------
Cash flows from operating activities:
     Net loss                                                                             $          (10,403)   $         (454,621)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
           Provision for doubtful accounts                                                                 0                 4,600
           Depreciation and amortization                                                                   0                12,989
           Issuance of common stock for services                                                           0               624,884
           Acquisition of subsidiary                                                                       0              (666,977)
           Cash provided by (used for) changes in:
                Accounts receivable                                                                        0               (46,103)
                Prepaid expenses                                                                           0               (35,625)
                Accounts and related party payable                                                    13,566                58,547
                Deferred revenue                                                                           0                20,000
                                                                                          ------------------    ------------------
                           Net cash provided by (used in) operating activities                         3,163              (482,306)
                                                                                          ------------------    ------------------

Cash flows from investing activities:
     Purchase of equipment                                                                                 0               (60,605)
                                                                                          ------------------    ------------------
                           Net cash used in investing activities                                           0               (60,605)
                                                                                          ------------------    ------------------

Cash flows for financing activities:
     Loan repayments                                                                                       0               (40,000)
     Proceeds from issuance of common stock                                                                0               624,000
                                                                                          ------------------    ------------------
                           Net cash provided by financing activities                                       0               584,000
                                                                                          ------------------    ------------------

                           Net increase in cash                                                        3,163                41,089

Cash at beginning of period                                                                              319                  (872)
                                                                                          ------------------    ------------------
Cash at end of period                                                                     $            3,482    $           40,217
                                                                                          ==================    ==================


See accompanying notes to financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. The results of operations may not necessarily be indicative of results which may be expected for any other interim period, or for the year as a whole.

(2)      Sales to Major Customers

During the nine months ended September 30, 2000, one customer accounted for 100% of total revenue. During the nine months ended September 30, 1999, no customer accounted for more than 10% of total revenue.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liability and Capital Resources

Working capital amounted to $(50,411) at September 30, 2000 as compared to $(40,008) at December 31, 1999. Cash and short term investments amounted to $3,482 at September 30, 2000 as compared to $319 at December 31, 1999. The Company operated at a loss in 1999 and anticipates minimal operational activities through 2000. Working capital has been provided over the latter half of 1999 and in 2000 from its majority stockholder, Blue Ridge Finance Company, Inc. (Blue Ridge).

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

There are no material commitments for capital expenditures or any long term credit arrangements as of September 30, 2000. In the near future, short term working capital is anticipated to be provided by Blue Ridge.

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


Item 1.  Legal Proceedings:                           None
         -----------------

Item 2.  Changes in Securities:                       None
         ---------------------

Item 3.  Defaults Upon Senior Securities:             None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------


During the quarter ended September 30, 2000, the Company did not have any meeting of stockholders.

Item 5.  Other Information:                           None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits

              11  Earnings per share - included in the Statements of Operations

              12  Financial Data Schedule

         (a) During the quarter ended September 30, 2000, no report on Form 8-K was filed nor required to be filed.

                            GOTHINK.COM, INCORPORATED




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GOTHINK.COM, INCORPORATED
                               --------------------------------
                               (Registrant)

Dated:  November 6, 2000       By    /s/ Jennifer L. Brenner
                                 ------------------------------
                                  Jennifer L. Brenner (Chief Executive Officer)