Form 10KSB
period 2000-12-31
GOTHINK COM INC
filed 2001-04-02
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-28417

                            GoThink.com, Incorporated
                 (Name of Small Business Issuer in its Charter)

             Nevada                                           87-6121862
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

              230 Lookout Place, Suite 200, Maitland, Florida 32751
               (Address of Principal Executive Offices) (Zip Code)

                                 (407) 468-0599
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                of the Act: None

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                          Common Stock, Par Value $.01
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (net loss) for its most recent fiscal year. ($67,552)

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2001: 24,654,166 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
- None -

Transitional Small Business Disclosure Format (Check One)
Yes [ ]    No [X]

                                Table of Contents


PART I

Item 1.           Description of Business                                      2

Item 2.           Description of Property                                      2

Item 3.           Legal Proceedings                                            3

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                             3

PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters                                          4

Item 6.           Management's Discussion and Analysis                         4

Item 7.           Financial Statements                                         5

Item 8.           Changes in and Disagreements With
                  Accountants on Accounting and Financial
                  Disclosure                                                   6

PART III

Item 9.           Directors, Executive Officers, Promoters
                  and  Control Persons; Compliance With Section
                  16(a) of the Exchange Act                                    7

Item 10. Executive Compensation                                                7

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                                 8

Item 12. Certain Relationships and Related Transactions                        8

Item 13. Exhibits, Lists and Reports on Form 8-K                               8

                                     PART I

Item 1.           Description of Business

     There is a substantial doubt concerning the Company's ability to continue as a going concern, as indicated by the losses incurred by the Company revealed by the accompanying financial information in this disclosure document and as noted herein. The Company has operated at a loss during 2000, and anticipates continuing to operate at a loss. There is currently no prospect for profitability from current operations. Except for the influx of working capital in exchange for common stock, the Company would not have been able to continue operations.

     The Company was originally organized on July 30, 1954, pursuant to the laws of the State of Utah, with the original charter issued to Bapco Uranium and Oil, Inc. The Company was known as Southwest Border Corporation from 1988 through 1993 and, in 1993, combined with EFO Technologies, Inc. As a result of the combination, the Company changed its name to EFO, Inc. and changed its' state of incorporation from Utah to Nevada. The present management of the Company has no personal knowledge of operations of the Company prior to February, 1999.

     Effective February 16, 1999, the Company acquired 100% of the outstanding common stock of Southern Educational Alliance, Inc. ("SEA") d/b/a GoThink Tech for 1,325,000 newly issued common shares of the Company. In June 1999 the Company changed its name to GoThink.com, Incorporated.

     Effective September 30, 1999, the Company sold all of its stock in GoThink Tech to a former shareholder and officer. In exchange for its stock and $10,000 cash, the Company received 2,825,000 shares of its common stock, which was recorded as treasury stock in the accompanying financial statements. On the date of sale, GoThink Tech had little or no equity and the stock returned had a fair value of approximately $319,000.

     Since selling its wholly-owned interest in GoThink Tech, the Company has had very little business activity with the exception that the Company has engaged in consulting and assisting a few companies in developing and marketing a web presence. Since spending on internet development has slowed so drastically in this country during the past few months, the Company has had very little revenue from this business activity. It is actively involved in restructuring itself into a position where it can attract either some new investment capital or some strategic merger or acquisition candidates to help relaunch its business efforts.

Item 2.           Description of Property

     The Company maintains an office at 230 Lookout Place, Suite 200, Maitland, Florida 32751. The Company occupies this space at no expense.

Item 3.           Legal Proceedings

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

     The Company has not submitted any matters to a vote of the security holders during the year ended December 31, 2000. However, the Company filed an Information Statement with the Securities and Exchange Commission on March 12, 2001, in connection with the proposed adoption of an amendment to the Company's Articles of Incorporation (the "Amendment") by the written consent of the holders of a majority in interest of the Company's voting capital stock ("Voting Capital Stock") consisting of the Company's outstanding Common Stock ("Common Stock"). The purpose of filing the Amendment is to:

o change the name of the Company from "GoThink.com, Incorporated" to "Knowledge Transfer Systems, Inc." ("Name Change"),

o effect a 1 for 100 reverse stock split of the Company's outstanding Common Stock (the "Reverse Stock Split"),

o increase the Company's authorized common stock from 50,000,000 to 100,000,000 ("Common Stock Increase") and

o       authorize "blank  check"   preferred  stock   consisting  of  10,000,000
        "blank check preferred shares"("Authorize Blank Check Preferred Stock").

     The Company's Board of Directors and majority shareholders on March 9, 2001, approved and recommended that the Articles of Incorporation be amended in order to effectuate the Name Change, Reverse Stock Split, Common Stock Increase, and Authorize Blank Check Preferred Stock. The proposed Amendment will become effective upon the filing of the Amendment with the Secretary of State of the State of Nevada. The Company anticipates that the filing of the Amendment will occur on or about April 26, 2001. If the proposed Amendment were not adopted by written consent, it would have been required to be considered by the Company's shareholders at a special shareholders' meeting convened for the specific purpose of approving the Amendment. Shareholders will be furnished with a copy of the Information Statement, but will not be entitled to vote on any of the proposals.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

     The principal market for the Company's securities was the NASDAQ "Over the Counter Bulletin Board" system ("OTC:BB"). The Company was de-listed from the OTC:BB in 1999 and now trades on the Pink Sheets. The symbol for the Company's stock is "TNKC."

     There is currently a limited market for the Company's common stock. The trading market, if any, is thin. There is no historical bid or ask price for the last two years.

     As of the date of this report there were approximately 23, 529,166 shares of common stock outstanding. There were also approximately 1,120 shareholders.

     No cash dividends have been declared by the Company and none are anticipated.

Other Matters

         None.

Item 6.           Management's Discussion and Analysis

Overview

     The Company currently has no marketing program, no products, one customer, no clients, no advertising program and only one employee, the president, Jennifer L. Brenner. Ms. Brenner does not devote all of her time to the Company, and receives no salary or benefits. Ms. Brenner is also the sole director of the Company. Ms. Brenner has no relevant experience in the Company's internet consulting operations. The Company does not plan to add staff or contract labor to implement its intended plan of operations.

     The Company has a minimum of available funds as shown in the financial statements. It is uncertain whether the Company can generate revenue with an uncertain business plan and only one employee. The Company has no lines of credit ability to obtain credit, and no property for collateralizing any loan.

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

Results of Operation

     The Company has experienced net losses of $67,552 and $358,362 for the two years ending December 31, 2000 and 1999, respectively. Sales have declined significantly in 2000 and 1999, and there is a stockholders' deficit of $57,560 at December 31, 2000. Additionally, the Company sold its operating subsidiary in September, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     The Company had net sales for the year ended December 31, 2000 of $30,000 as compared to $116,617 for the year ended December 31, 1999, a decrease of $86,617. The decrease was due to the sale of the Company's operating subsidiary.

Liability and Capital Resources

     Cash and short term investments amounted to $508 at December 31, 2000 as compared to $319 at December 31, 1999. The Company operated at a loss in 2000 and had minimal operational activities in 2000. Working capital has been provided over the latter half of 1999 and in 2000 from its majority stockholder, Blue Ridge Finance Company, Inc. (Blue Ridge).

     There are no material commitments for capital expenditures or any long term credit arrangements as of December 31,2000. Short term working capital has been provided by Blue Ridge.


Item 7.           Financial Statements

     The required financial statements are included in this report, commencing on page F-1.

                            GOTHINK.COM, INCORPORATED
                                 AND SUBSIDIARY

                                Table of Contents





     Independent Auditors' Report............................................F-1
     Financial Statements:
      Consolidated Balance Sheet.............................................F-2
      Consolidated Statements of Operations..................................F-3
      Consolidated Statements of Stockholders' Deficit.......................F-4
      Consolidated Statements of Cash Flows..................................F-5
     Notes to Financial Statements...........................................F-6

                          Independent Auditors' Report



The Board of Directors
GoThink.Com, Incorporated and Subsidiary

We have audited the accompanying consolidated balance sheet of GoThink.Com, Incorporated and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GoThink.Com, Incorporated and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has experienced net losses of $67,552 and $358,362 for the two years ending December 31, 2000 and 1999, respectively. Sales have declined significantly in 2000 and 1999, and there is a stockholders' deficit of $57,560 at December 31, 2000. Additionally, the Company sold its operating subsidiary in September, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        /S/Parks, Tschopp, Whitcomb, & Orr, P.A.



February  19, 2001
Maitland, Florida

                     GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 2000



                                     Assets

Current assets:
       Cash                                                  $              508
                                                             ===================



                      Liabilities and Stockholder's Equity

Current liabilities:
       Accounts payable and accrued expenses                 $           35,077
       Advances from related party (note 5)                              22,991
                                                             -------------------
          Total current liablities                                       58,068
                                                             -------------------

Stockholders' deficit:
       Common stock, $.01 par value authorized 50,000,000
          shares, issued and oustanding 24,654,166 shares               246,542
       Treasury stock, 1,125,000 shares, at cost (note 4)              (127,070)
       Additional paid-in capital                                       421,340
       Stock subscription receivable (note 5)                          (160,600)
       Accumulated deficit                                             (437,772)
                                                             -------------------

          Total stockholders' deficit                                   (57,560)
                                                             -------------------


                                                             $              508
                                                             ===================







See accompanying notes to consolidated financial statements.

                                GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                                 Consolidated Statements of Operations

                                 Years Ended December 31, 2000 and 1999

                                                                      2000                    1999
                                                                ------------------      ------------------
Net sales                                                       $          30,000                 116,617

Operating expenses                                                         97,552                 571,866
                                                                ------------------      ------------------

    Operating loss                                                        (67,552)               (455,249)

Other expense
  Bad debt - related party (note 5)                                             -                (201,109)
  Gain from sale of subsidiary (note 4)                                         -                 250,140
  Interest expense                                                              -                       -
  Acquisition costs (note 9)                                                    -                (619,121)
                                                                ------------------      ------------------

    Loss before income taxes and extraordinary item                       (67,552)             (1,025,339)

    Income tax expense (note 6)                                                 -                       -
                                                                ------------------      ------------------

      Loss before extraordinary item                                      (67,552)             (1,025,339)

    Extraordinary item:  Gain from debt restructuring (note 5)                  -                 666,977
                                                                ------------------      ------------------

      Net loss                                                  $         (67,552)               (358,362)
                                                                ==================      ==================

Loss per share of common stock                                  $               -                   (0.04)
                                                                ==================      ==================

Weighted average number of shares outstanding                          18,160,592               9,787,360
                                                                ==================      ==================




See accompanying notes to consolidated financial statements.

                                             GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                                            Consolidated Statements of Stockholders' Deficit



                                              Years Ended December 31, 2000 and 1999

                                     Common Stock          Treasury Stock
                               ----------------------- -----------------------
                                                                               Additional                  Stock
                                Number of               Number of               Paid-in    Accumulated  Subscription   Stockholders'
                                 Shares     Par Value    Shares        Cost     Capital      Deficit     Receivable       Deficit
                               ----------- ----------- -----------  ---------- ----------  -----------  -------------  -------------

Balance at December 31, 1998     3,285,385  $  32,854          -           -     (28,677)    (11,858)              -         (7,681)

Net loss for the year ended
  December 31, 1999                      -          -          -           -           -    (358,362)              -       (358,362)

Shares issued for cash          12,968,000     29,680          -           -     744,676           -        (160,600)       713,756

Shares issued for assets,
  services and debt retirement   2,942,631     29,426          -           -     177,238           -               -        206,664

Acquisition of subsidiary                -          -          -           -    (275,385)          -               -       (275,385)

Sale of subsidiary                       -          -  2,825,000    (319,000)          -           -               -       (319,000)

                               -----------  --------- -----------  ----------  ----------  ----------   -------------  -------------
Balances at December 31, 1999   19,196,016    191,960  2,825,000    (319,000)    617,852    (370,220)       (160,600)       (40,008)

Net loss for the year ended
  December 31, 2000                      -          -          -           -           -     (67,552)              -        (67,552)

Shares issued for cash           5,458,150     54,582          -           -      (4,582)          -               -         50,000

Treasury shares reissued                 -          - (1,700,000)    191,930    (191,930)          -               -              -
                               -----------  --------- -----------  ----------  ----------  ----------   -------------  -------------

Balances at December 31, 2000   24,654,166  $ 246,542  1,125,000    (127,070)    421,340    (437,772)       (160,600)       (57,560)
                               ===========  ========= ===========  ==========  ==========  ==========   =============  =============



See accompanying notes to consolidated financial statements.

                                                                  F-4

                                   GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                                     Consolidated Statements of Cash Flows

                                    Years Ended December 31, 2000 and 1999

                                                                              2000                1999
                                                                        -----------------   -----------------
Cash flows from operating activities:
   Net loss                                                             $        (67,552)           (358,362)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                   -               7,643
       Issuance of common stock for services                                           -             206,664
       Acquisition of subsidiary                                                       -            (275,385)
       Sale of subsidiary                                                              -            (319,000)
       Cash provided by (used for) changes in:
         Accounts receivable                                                           -              22,400
         Accounts payable                                                           (250)             77,017
         Advance from affiliated party                                            17,991                   -
         Deferred revenue                                                              -             (10,000)
                                                                        -----------------   -----------------
           Net cash used in operating activities                                 (49,811)           (649,023)
                                                                        -----------------   -----------------

Cash flows from investing activities:
   Purchase of equipment                                                               -             (23,542)
   Purchase of treasury shares                                                         -                   -
                                                                        -----------------   -----------------
           Net cash used in investing activities                                       -             (23,542)
                                                                        -----------------   -----------------

Cash flows for financing activities:
   Loan repayments                                                                     -             (40,000)
   Proceeds from issuance of common stock                                         50,000             713,756
                                                                        -----------------   -----------------
           Net cash provided by financing activities                              50,000             673,756
                                                                        -----------------   -----------------

           Net increase (decrease) in cash                                           189               1,191

Cash at beginning of year                                                            319                (872)
                                                                        -----------------   -----------------
Cash at end of year                                                     $            508                 319
                                                                        =================   =================

Supplemental disclosures:
       Cash paid during the year for:
          Interest                                                      $              -                   -
                                                                        =================   =================

          Income taxes                                                  $              -                   -
                                                                        =================   =================




See  accompanying notes to consolidated financial statements.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

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

On February 16, 1999, the Company agreed in principal to issue 2,650,000 shares of its common stock to acquire two subsidiaries, Internet Presentations, Inc. ("IPI") and SEA. The stock was issued on April 8, 1999 in addition to 350,000 shares for fees related to the transaction. SEA was incorporated on December 10, 1998 to continue the activities of Southwest Medical Academy which had operated as a sole proprietorship. SEA subsequently changed its name to GoThink Tech, Inc. (GTT).

Subsequent to issuing the stock to acquire IPI, the company rescinded the acquisition of IPI. The Company cancelled 1,325,000 shares issued in the transaction and issued 200,000 shares of its stock to the principal of IPI. The principal of IPI also received options to purchase the Company's common stock as follows:

                                                         Option Price
     Exercise Date                Shares                   per Share
   -------------------      -------------------      --------------------
   August 1, 2000                      50,000                $     1.00
   February 1, 2001                    50,000                      1.50
   August 1, 2001                      50,000                      2.00
   February 1, 2002                    50,000                      2.50

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



                                                                     (Continued)

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(3)     Going Concern

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $67,552 and $358,362 for the years ended December 31, 2000 and 1999, respectively. Additionally, revenues have decreased approximately 66 percent in 2000 compared to 1999 and there is a stockholders' deficit of $57,560 at December 31, 2000.

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

(4)     Sale of Subsidiary

Effective September 30, 1999, the Company sold all of its stock in GoThink Tech to a former shareholder and officer. In exchange for its stock and $10,000 cash, the Company received 2,825,000 shares of its common stock, which was recorded as treasury stock in the accompanying financial statements. On the date of sale, GTT had little or no equity and the stock returned had a fair value of approximately $319,000. The results of operations through September 30, 1999 of GTT have been included in the accompanying financial statements.

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

In October 1999, the Company recorded a subscription receivable of $160,600 from the majority shareholder, resulting from the purchase by the shareholder of an additional 10,000,000 shares of common stock for $200,000. In 1999, the Company received $39,400, and the remainder is due on or before December 31, 2001.

At December 31, 2000, the Company recorded net advances from a related party of $22,991. The advances are non-interest bearing and due on demand. In addition, all sales in 2000 are from a consulting contract with the majority shareholder.

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(6)     Income Taxes

At December 31, 2000, the Company had approximately $2,000,000 of net operating losses for financial statement and income tax purposes which will expire in varying amounts commencing in 2007 through 2020. A valuation allowance equal to the tax benefit of the net operating losses has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(7)     Lease Obligation

At December 31, 2000, the Company had no lease obligations.

(8)     Earnings (loss) per Share

Earnings (loss) per share of common stock in 2000 and 1999 were based on the weighted average number of shares outstanding during those periods, after giving effect to a 1:100 reverse stock split effective March 24, 1999 and retroactively applied. Common stock equivalents resulting from the issuance of the stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

(9)     Goodwill

The Company recorded goodwill in the amount of $619,121 as a result of the reverse acquisition of SEA. Goodwill would ordinarily be capitalized and amortized as expense over its estimated useful life. During 1999, management determined that this asset had been impaired and ascribed no value to the goodwill. Accordingly, the $619,121 was expensed entirely in 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company appointed the firm of Parks, Tschopp, Whitcomb & Orr, P.A., Suite 2600, Maitland Center Pkwy, Maitland, Florida 32751-7221, as its Independent Accountants, effective as of May 23, 2000. Smith & Company, the Company's prior Independent Accountants, who are located in Salt Lake City, Utah, were dismissed effective as of May 23, 2000. There were no disagreements between the Company and Smith & Company. The change was made by the Board of Directors who felt it made sense to have their auditor located in Florida.

     The report of Smith & Company on the financial statements of the Registrant for calendar years ended December 31, 1998 and 1999 and for the six months ended June 30, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The report did contain a going concern paragraph.


     During the Registrant's most two recent fiscal years and all subsequent interim periods preceding the change in auditors, there was no disagreement with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Smith & Company, would have caused them to make a reference to the subject matter of the disagreements in connection with their report; nor has Smith & Company ever presented a written report, or otherwise communicated in writing to the Registrant or its Board of Directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The directors of the Company are the following:

Name                        Age                 Position

Jennifer Brenner            25                  President and Director

     Jennifer Brenner - Jennifer Brenner is currently the president of GoThink.com, Incorporated and has been since 1999. From 1997 through 1999 she served as executive vice president of Blue Ridge Finance Company Inc. From 1995 through 1998 she worked for Fortune Financial Systems, Inc. Ms. Brenner attended college at the University of Central Florida.

     The terms of office for the officers and directors of the Company are annually for directors and at the pleasure of the Board of Directors for officers. Blue Ridge Finance Company, Inc. controls a majority of voting common shares in the Company and will control the composition of the Board and the election of its' members by virtue of the agreement between the Company and Blue Ridge.

     There are no other "significant employees" whom the Company expects to make
a   significant   contribution   to  the   business  and  there  are  no  family
relationships.

Item 10.          Executive Compensation

     The Company's executive officer, Jennifer Brenner, is not compensated. However, she may be awarded additional shares of stock in the Company to ensure her continued employment and affiliation with the Company. She receives no bonuses and no bonus plan is in place in the Company. There are no other individuals who are executive officers.

     There is no stock appreciation plan (SAR) in place in the Company. There is no long term compensation plan in place in the Company. The executive officers do not hold and are not compensated by warrants or options in the stock of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth Common Stock ownership information as of March 29, 2001, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each person intending to file a written consent to the adoption of the Amendment described herein; and (iv) all directors, executive officers and designated shareholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 230 Lookout Place, Suite 200, Maitland, Florida 32751. Prior to the Reverse Stock Split, there are 23,529,166 shares of Common Stock outstanding. After giving effect to the reverse stock split there will be 235,292 shares of Common Stock outstanding.

                                            Shares                Percent           Shares             Percent
                                         Beneficially            of Class        Beneficially         of Class
                                          Owned Prior           Owned Prior          Owned              Owned
                                          to Reverse            to Reverse       After Reverse      After Reverse
Name                                      Stock Split           Stock Split       Stock Spilt        Stock Split
----                                    -------------           -----------     --------------      -------------
Blue Ridge Finance Company, Inc.*         12,130,000                51.6%            121,300             51.6%
John S. Schoene                            5,018,000                21.3%             50,180             21.3%
Jennifer Brenner                             518,000                 2.2%              5,180              2.2%
All executive officers and
  directors as a group
  (1 person)                                 518,000                 2.2%              5,180              2.2%

*James S. Byrd is the beneficial shareholder of Blue Ridge Finance Company, Inc.

Item 12.          Certain Relationships and Related Transactions

     In October 1999, the Company recorded a subscription receivable of $160,600 from the majority shareholder, resulting from the purchase by the shareholder of an additional 10,000,000 shares of common stock for $200,000. In 1999, the Company received $39,400, and the remainder is due on or before December 31, 2001.

     At December 31, 2000, the Company recorded net advances from a related party of $22,991. The advances are non-interest bearing and due on demand. In addition, all sales in 2000 are from a consulting contract with the majority shareholder.

Item 13. Exhibits, Lists and Reports on Form 8-K

         Exhibit Index:

         Articles of Incorporation*
         By-laws*
         Specimen Common Stock Certificate *
         Subscription Agreement*
---------------
*incorporated by reference to Form 10-SB

On May 23, 2000, the Company filed a report on Form 8-K. As disclosed under Item 8, the report disclosed a change in auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001

                                                     GOTHINK.COM, INCORPORATED


                                                     By:/s/ Jennifer Brenner
                                                     ---------------------------
                                                     Jennifer Brenner, President