Form 10QSB
period 2001-03-31
GOTHINK COM INC
filed 2001-05-17
CIK 1092455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

[ ]           TRANSITION OF REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to __________

Commission File Number:

                        Knowledge Transfer Systems, Inc.
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Nevada                                                 87-6121862
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

110 Broadway, Oakland, CA                                         94607
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (510) 251-6230
                                                       --------------------
     GoThink.Com, Incorporated, 230 Lookout Place, Maitland, Florida 32751
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X            No
                                ------------          ------------


24,654,166 Common Shares, $.01 par value were issued and outstanding at March 31, 2001.

                           GO.THINK.COM, INCORPORATED

                                      Index




PART 1.           FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets
                                    March 31, 2001 (Unaudited)
                                    and December 31, 2000                   1

                           Consolidated Statements of Operations
                                    Three months ended
                                    March 31, 2001 (Unaudited) and
                                    March 31, 2000 (Unaudited)              2

                           Consolidated Statements of Cash Flows
                                    Three months ended
                                    March 31, 2001 (Unaudited) and
                                    March 31, 2000 (Unaudited)              3

                           Notes to Consolidated Financial Statements
                                   (Unaudited)                              4

         Item 2.           Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations                                  6

PART II.          OTHER INFORMATION                                         7

SIGNATURES                                                                  8

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheets




 Assets
                                                                                                              March 31, 2001
                                                                                December 31, 2000              (Unaudited)
                                                                             -------------------------    -----------------------
Current assets:
      Cash                                                                                      $ 508                      5,913
                                                                             -------------------------    -----------------------

                                                                                                $ 508                      5,913
                                                                             =========================    =======================

   Liabilities and Stockholder's Equity

Current liabilities:
      Accounts payable and accrued expenses                                                  $ 35,077                     35,077
      Advances from related party                                                              22,991                     28,491
                                                                             -------------------------    -----------------------

                 Total current liablities                                                      58,068                     63,568
                                                                             -------------------------    -----------------------

Stockholders' deficit:
      Common stock, $.01 par value authorized 50,000,000 shares,
         issued and oustanding 24,654,166                                                     246,542                    246,542
      Treasury stock, 1,125,000 shares, at cost                                              (127,070)                  (127,070)
      Additional paid-in capital                                                              421,340                    421,340
      Stock subscription receivable                                                          (160,600)                  (160,600)
      Accumulated deficit                                                                    (437,772)                  (437,867)
                                                                             -------------------------    -----------------------

                 Total stockholders' deficit                                                  (57,560)                   (57,655)
                                                                             -------------------------    -----------------------

                                                                                                $ 508                      5,913
                                                                             =========================    =======================




See accompanying notes to financial statements.
                                        1

                                GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                                  Consolidated Statements of Operations

                               Three months ended March 31, 2001 and 2000
                                                 (Unaudited)



                                                                        2001                    2000
                                                                  ------------------      ------------------

Net sales                                                                       $ -                  10,000

Operating expenses                                                                -                   5,000
                                                                  ------------------      ------------------

               Operating income (loss)                                            -                   5,000
Other expense                                                                   (95)                      -
                                                                  ------------------      ------------------

           Income (loss) before income taxes                                    (95)                  5,000

           Income tax expense                                                     -                       -
                                                                  ------------------      ------------------

               Net income (loss)                                              $ (95)                $ 5,000
                                                                  ==================      ==================

Loss per share of common stock                                                  $ -                     $ -
                                                                  ==================      ==================

Weighted average number of shares outstanding                            24,654,166              18,181,266
                                                                  ==================      ==================








See accompanying notes to financial statements.
                                                     2

                                        GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                                          Consolidated Statements of Cash Flows

                                       Three months ended March 31, 2001 and 2000
                                                     (Unaudited)



                                                                                    2001                2000
                                                                              -----------------   -----------------
Cash flows from operating activities:
       Net income (loss)                                                                 $ (95)              5,000
       Adjustments to reconcile net loss to net cash
          used by operating activities:
           Cash provided by (used for) changes in:
               Accounts receivable                                                           -             (10,000)
               Accounts payable and advances from related parties                        5,500               7,700
                                                                              -----------------   -----------------
                    Net cash provided by operating activities                            5,405               2,700
                                                                              -----------------   -----------------

                    Net increase in cash                                                 5,405               2,700

Cash at beginning of period                                                                508                 319
                                                                              -----------------   -----------------
Cash at end of period                                                                  $ 5,913             $ 3,019
                                                                              =================   =================












See accompanying notes to financial statements.
                                                         3

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)      Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations may not necessarily be indicative of results which may be expected for any other interim period, or for the year as a whole.


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

                    GOTHINK.COM, INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)      Subsequent Event

In April 2001, the Company consummated a stock exchange agreement (Agreement) with Ensurge, Inc. (Ensurge) and KT Solutions, Inc. (KT), both unrelated entities. Under the terms of the Agreement, the Company transferred 8,000,000 shares of its common stock to Ensurge in exchange for all of the issued and outstanding common shares (1,363,387) of its subsidiary, KT Solutions, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liability and Capital Resources

Working capital amounted to $(57,560) at March 31, 2001 as compared to$(57,560) at December 31, 2000. Cash and short-term investments amounted to $508 at March 31,2001 as compared to $508 at December 31, 2000. The Company operated at a loss in the first quarter ending March 31, 2001 and anticipates an increase in operational activities through 2001 because of its acquisition in April 2001. Working capital has been provided in 2000 and the first quarter of 2001 from its majority stockholder, Blue Ridge Finance Company, Inc. (Blue Ridge).

The Company's operations and plan of business have been significantly revised subsequent to the sale of its subsidiary in September 1999. Through the third quarter of 1999, the subsidiary was the Company's only source of revenue from operations. Since the divestiture of its subsidiary, the Company has been in the process of developing its Internet consulting business and has made contacts with several companies regarding Internet development. The purchase of KT Solutions, Inc. in April 2001 was the result of this process.

There are no material commitments for capital expenditures or any long-term credit arrangements as of March 31, 2001. In the near future, short-term working capital is anticipated to be provided by Blue Ridge and or the investment of outside capital, which the company is presently seeking.

Results of Operations

At the present time, the Company has minimal revenues and limited prospects for revenues in the foreseeable future, except through its new acquisition of KT Solutions, Inc.

The Company currently has no marketing program, no products, one customer, no clients, no advertising program and only one employee, the CEO, Jennifer L. Brenner. Ms. Brenner does not devote all of her time to the Company, and receives no salary or benefits. Ms. Brenner is also the sole director of the Company. Ms. Brenner has no relevant experience in the Company's intended
Internet consulting operations. The Company does not plan to add staff or contract labor to implement its intended plan of operations except in relation to the operations of its newly acquired subsidiary KT Solutions, Inc.

The Company has a minimum of available funds as shown in the financial Statements, and intends to use Ms. Brenner, in her capacity as an unpaid officer, as its contact with potential clients and customers. It is uncertain whether the Company can generate revenue with an uncertain business plan and only one part-time employee. The Company has no lines of credit available, and no property for collateralizing any loan.

The Company's prior revenue history is not an indication of the Company's future revenues, as the subsidiary that provided those revenues has been sold and the Company has no present operations beyond the newly acquired subsidiary KT Solutions. Inc. and all of its revenue will be coming from that new Subsidiary.

The Company does not presently engage in any business operations in connection with its former subsidiaries, Internet Presentations, Inc. or Southern Education Alliance, Inc. and has no plans to do so in the future.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         None

(b)      Reports on Form 8-K

         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

Knowledge Transfer Systems, Inc.


By:  /s/ Bill Chipman
Bill Chipman, Chief Financial Officer

DATED: May 17, 2001