Form 10QSB
period 2001-06-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2001-08-16
CIK 1092455

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number: 0-28417

                 Knowledge Transfer Systems, Inc.
                 --------------------------------
                  [Formerly, GoThink!com, Inc.]
(Exact name of small business issuer as specified in its charter)

              Nevada                            76-0599457
    ---------------------------        -------------------------------
   (State or other jurisdiction       (IRS Employer Identification No.)
 of incorporation or organization)

                          110 Broadway
                        Oakland, CA 94607
             --------------------------------------
            (Address of principal executive offices)

                         (510) 251-6230
                         --------------
                   (Issuer's telephone number)

                        GoThink!com, Inc.
                        -----------------
             230 Lookout Place, Maitland, FL. 32751
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934, during the preceding 12 months

(or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing

requirements for the past 90 days.

                          Yes X         No

There were 40,813,111 shares of common stock, $0.001 par value, issued and outstanding as of August 14, 2001.


                Knowledge Transfer Systems, Inc.
                           FORM 10-QSB



                   QUARTER ENDED JUNE 30, 2001

                        TABLE OF CONTENTS



                                                                       Page

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
    June 30, 2001 and December 31, 2000                                 3

  Condensed Consolidated Statements of Operations (Unaudited)
   for the Three Months Ended June 30, 2001, for the Six Months
   Ended June 30, 2001 and for the Month Ended June 30, 2000            4

  Condensed Consolidated Statement of Stockholders' Equity
   (Unaudited) for the Six Months Ended June 30, 2001                   5

  Condensed Consolidated Statements of Cash Flows (Unaudited)
   for the Six Months Ended June 30, 2001 and for the Month
   Ended June 30, 2000                                                  6

  Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 4. Submission of matters to a vote of Security Holders            14

Item 6. Exhibits and Reports on Form 8-K                               14

Signatures                                                             14


                KNOWLEDGE TRANSFER SYSTEMS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                  June 30,      December 31,
                                                    2001            2000
                                                  ----------     -----------
                                ASSETS
Current Assets
  Cash                                            $   25,298     $    22,144
  Trade accounts receivable net of $9,961
    and $9,961 allowance for doubtful accounts,
    respectively                                      63,954         121,598
  Inventory                                          102,217          92,810
  Prepaid expense                                    300,000               -
                                                  ----------      ----------
     Total Current Assets                            491,869         236,552

Property and Equipment, net of $15,167 and
     $7,677 accumulated depreciation,
     respectively                                     28,867          36,508
Deposits                                              12,027          12,027
Prepaid                                                    -          57,075
Goodwill, net of $940,827 and $506,599
     accumulated amortization, respectively         3,401,451      3,835,679
                                                  -----------    -----------

Total Assets                                      $ 3,934,215    $ 4,177,841
                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                          $   338,471    $   599,417
  Accrued liabilities                                 255,469         93,405
  Deferred revenue                                    350,000              -
  Capital lease obligation - current portion            5,226          8,199
  Notes payable - current portion                     186,586        430,817
  Notes payable - related parties                     354,525              -
                                                  -----------    -----------
     Total Current Liabilities                      1,515,277      1,131,838
                                                  -----------    -----------

Long-Term Liabilities
  Capital lease obligation - net of current
    portion                                             9,425         10,398
  Notes payable - net of current portion               61,666              -
                                                  -----------    -----------

     Total Long-Term Liabilities                       71,091         10,398
                                                  -----------    -----------
Stockholders' Equity
  Preferred stock - $0.001 par value; 10,000,000
    shares authorized; no shares issued or
    outstanding                                             -              -
  Common stock - $0.001 par value; 100,000,000
    shares authorized; 40,813,111 shares and
    6,628,515 shares outstanding                       40,813           6,628
  Additional paid-in capital                        6,889,960       4,206,069
  Notes receivable from stockholders               (1,224,000)              -
  Accumulated deficit                              (3,333,926)     (1,177,092)
                                                  -----------    ------------
  Total Stockholders' Equity                        2,372,846       3,035,605
                                                  -----------    ------------

Total Liabilities and Stockholders' Equity        $ 3,934,215    $  4,177,841
                                                  ===========    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                KNOWLEDGE TRANSFER SYSTEMS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                         For the      For the      For the
                                       Three Months  Six Months     Month
                                          Ended        Ended        Ended
                                         June 30,     June 30      June 30
                                           2001         2001         2000
                                        -----------  -----------  -----------
Sales                                   $   185,022  $   329,563  $   118,312

Cost of Sales                               145,851      380,637       18,163
                                        -----------  -----------  -----------
Gross Profit                                (39,171)     (51,074)     100,149
                                        -----------  -----------  -----------
Expenses
  General and administrative                495,835    1,330,077      158,791
  Amortization of goodwill                  217,114      434,228       72,728
  Interest expense                           16,431      341,456          421
                                        -----------  -----------  -----------
  Total Expenses                            733,124    2,105,761      231,940
                                        -----------  -----------  -----------
Net Loss                                $  (693,953) $(2,156,835) $  (131,791)
Basic and Diluted Loss per Share        $     (0.02) $     (0.179) $     (0.02)
                                        ===========  ===========  ===========
Basic and Diluted Weighted-Average
 Number of Common Shares Outstanding     31,798,520   19,633,514    6,628,515
                                        ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KNOWLEDGE TRANSFER SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS', EQUITY
                             (UNAUDITED)

                                                                       Notes
                                    Common Stock         Additional  Receivable                   Total
                               ------------------------   Paid-In       from       Accumulated Stockholder's
                                 Shares       Amount       Capital   Stockholders    Deficit      Equity
                               -----------  -----------  -----------  -----------  -----------  -----------
Balance - December 31, 2000      6,628,515  $     6,628  $ 4,206,069  $         -  $(1,177,092) $ 3,035,605

Shares issued for services
  paid for by shareholder          548,543          549      348,073            -            -      348,622

Shares issued for accounts
  payable and interest
  paid by shareholder              862,279          862      547,152            -            -      548,014

Shares redeemed for
  assumption of note payable
  from shareholder                 (39,337)         (39)     (24,961)           -            -      (25,000)

Shares issued for services       4,000,000        4,000      196,000            -            -      200,000

Shares issued for prepaid
  promotion agreement            3,000,000        3,000      297,000            -            -      300,000

Shares issued for notes
  receivable from stockholders,
  $0.05 per share               23,050,000       23,050    1,129,450   (1,152,500)           -            -

Shares issued for notes
  receivable from stockholders,
  $0.10 per share                2,515,000        2,515      248,985     (251,500)           -            -

Acquisition of GoThink!com         248,111          248      (57,808)           -            -      (57,560)

Notes receivable from
  stockholders settled by
  surrender of notes payable             -            -            -      130,000            -      130,000

Cash received on notes
  receivable from stockholders           -            -            -       50,000            -       50,000

Net loss for the period                  -            -            -            -   (2,156,835)  (2,156,835)
                               -----------  -----------  -----------  -----------  -----------  -----------
Balance - June 30, 2001         40,813,111  $    40,813  $ 6,889,960  $(1,224,000) $(3,333,927) $ 2,372,846
                               ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                KNOWLEDGE TRANSFER SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                               For the Six      For the
                                               Months Ended    Month Ended
                                               June 30, 2001  June 30, 2000
                                               -------------  -------------
Cash Flows From Operating Activities
   Net loss                                     $ (2,156,835) $    (131,791)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                     7,519            265
      Amortization of goodwill                       434,228         72,372
      Amortization of prepaid compensation            57,075         13,823
      Shares issued for service                      548,622         13,823
      Interest expense from beneficial debt
       conversion feature paid with common
       stock                                         304,886              -
      Changes in assets and liabilities, net of
    effects from purchase of KT Solutions, Inc.:
      Trade accounts receivable                       57,766        (49,851)
      Inventory                                       (9,407)           470
      Trade accounts payable                          75,378         85,635
      Accrued interest payable                             -         94,975
	Deferred revenue                               350,000              -
      Accrued liabilities                            162,063        494,425
                                                ------------  -------------
  Net Cash Used In Operating Activities             (319,460)       390,373
                                                ------------  -------------
Cash Flows From Investing Activities
   Capital expenditures for equipment                      -        (11,176)
                                                ------------  -------------
  Net Cash Used In Investing Activities                    -        (11,176)
                                                ------------  -------------
Cash Flows From Financing Activities
   Proceeds from borrowing under notes payable       320,500              -
   Proceeds from borrowing under related party
    notes payable                                          -        105,000
   Payments received on notes receivable
    from shareholders                                 50,000              -
   Principal payments on notes payable               (43,640)      (444,722)
   Principal payments under capital lease
    obligation                                        (3,946)             -
                                                ------------  -------------
  Net Cash Used In Financing Activities              323,014       (339,722)
                                                ------------  -------------
Net Increase In Cash                                   3,554         39,475
Cash at Beginning of Period                           22,144          1,006
                                                ------------  -------------
Cash at End of Period                           $     25,698  $      40,481
                                                ============  =============

Supplemental Schedule of Noncash Investing
 and Financing Activities
   Common stock issued in satisfaction of
     accounts payable                           $    243,128  $           -
   Common stock redeemed upon the assumption
     of a note payable                                25,000              -
   Note payable converted to common stock            130,000              -
   Common stock issued for subscription
     receivable                                    1,404,000              -
   Common stock issued for professional
     relations agreement                             300,000              -
   Common stock issued for acquisition of
     GoThink!.com                                     57,560              -

Interest Paid                                   $          -   $          -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                KNOWLEDGE TRANSFER SYSTEMS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
PRINCIPLES

Interim Condensed Financial Statements - The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 8-K dated April 25, 2001, as amended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Organization- On August 1, 1992 Missaticum, Inc. dba QtrainCorp was incorporated under the laws of the State of California. On October 4, 1996, its name was changed to KT Solutions, Inc. It was formed for the purpose of developing technology based training solutions. It creates software programs that are used to teach and train individuals how to operate popular business and home use software programs.

On June 1, 2000, the former shareholders of KT Solutions, Inc. entered into a stock exchange agreement with enSurge, Inc. (enSurge) whereby enSurge acquired all of the outstanding common shares of KT Solutions, Inc. from its former shareholders in exchange for the issuance of 500,000 shares of enSurge's common stock and options to purchase 250,000 shares of enSurge's common stock at $4.00 per share. In addition, enSurge issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finder's fee. As a result, the Company became a wholly-owned subsidiary of enSurge, Inc.

The acquisition of KT Solutions, Inc. was recorded by enSurge using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $1,120,000, respectively. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years.

For financial reporting purposes, KT Solutions, Inc. was considered a new reporting entity on June 1, 2000. The accompanying financial statements reflect the operations of KT Solutions, Inc. from June 1, 2000. The purchase price was allocated to the assets and liabilities at their fair value. The excess of the purchase price over the fair value of the net assets acquired was $4,342,278 and was allocated to goodwill. Goodwill is being amortized over five years by the straight-line method.

Reorganization - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were transferred to GoThink!.com Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly-owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,111 shares of common stock outstanding prior to the stock exchange but after a 1-for-100 reverse stock split.

The stock exchange has been accounted for as the reorganization of KT Solutions, Inc. Accordingly, the accompanying financial statements have been restated to reflect the effects of the 5.84-for-1 equivalent stock split that resulted from 8,000,000 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. GoThink!.com, Inc. had no assets or operations prior to or at the date of the reorganization. Accordingly, the acquisition of GoThink!.com, Inc. was not considered a business combination but was considered the issuance of common stock in exchange for the assumption of liabilities. The 248,111 common shares held by the GoThink!.com, Inc. shareholders that remained outstanding were recorded as issued in exchange for the assumption of $57,560 of accounts payable. The operations of GoThink!.com, Inc. have been included in the accompanying financial statements from April 1, 2001 (which was the beginning of the accounting period during which GoThink!.com, Inc. was purchased).

On April 23, 2001, the articles of incorporation of GoThink!.com, Inc. were amended to change its name to Knowledge Transfer Systems, Inc. (hereafter referred to as the Company) and to modify the authorized capital for the Company such that the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share and 100,000,000 shares of common stock having a par value of $0.001 per share. The accompanying financial statements have been adjusted to reflect the change in the authorized capital.

The following pro forma financial data presents the results of operations of the Company assuming the acquisition of KT Solutions, Inc. by enSurge and the purchase of GoThink!.com, Inc. had occurred at the beginning of each period presented. The pro forma results have been prepared for illustrative purposes only and do not represent actual results of operations nor is it indicative of actual or future operating results that may occur.


                                          For the Six Months
                                             Ended June 30,
                                        ------------------------
                                           2001         2000
                                        -----------  -----------
    Sales                               $   329,563  $   478,531
    Net loss                             (2,231,930)    (612,842)
    Basic and diluted loss per share          (0.06)       (0.01)

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Condition-The Company has incurred losses from operations for the seven months ended December 31, 2000 and for the six months ended June 30, 2001 of $1,177,092 and $2,156,835, respectively, and the Company used $55,940 and $319,460 of cash in operating activities during that same periods. As of June 30, 2001, the Company had a working capital deficit of $1,023,408.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract to market its products and additional potential products through several well-established distributors and resellers. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize goodwill and other assets. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Nature of Operation-The Company is involved in developing technology-based training products and marketing those products. The products are used to teach and train individuals how to operate popular business and home use software programs. The Company has acquired the rights to certain training materials and has entered into royalty agreements for the rights to use other training materials. The Company has or is in the process of modifying its training materials and converting them into the

Company's technology-based training products. Those products are sold or licensed to customers through the Internet and through other channels. The Company has entered into various agreements with resellers and distributors to market the Company's technology-based products.

Financial Instruments-The carrying amounts reported in the accompanying financial statements for cash, trade accounts receivable, trade accounts payable, accrued liabilities, capital lease obligations and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

Inventory-Inventory is stated at the lower of cost (using the first-in, first-out method) or market value. Inventory consists of produced software products available for sale.

Property and Equipment-Property and equipment are stated at cost and consist of furniture, fixtures and computer equipment. Maintenance and repairs are charged to operations while major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to seven years.

Long-Lived Assets-The realizability of long-lived assets, which includes goodwill, is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon management's analysis, no impairment loss was recognized in the accompanying financial statements.

Revenue Recognition-Revenue from the sale of technology-based training products is recognized upon delivery, acceptance and the determination that payment by the customer is likely. Payments collected from customers prior to recognition of the related sales are deferred as deferred revenue.

Concentration of Credit risk and Major Customer-Trade accounts receivable subject the Company to concentration of credit risk. This risk arises because $82,398 of trade accounts were from one customer which is a national franchise and has a license agreement with the Company that can be terminated 90 days notice by the customer. Sales to the customer amounted to $575,000, or 85% of sales, during the seven months ended December 31, 2000.

Technology-Based Training Products - Costs incurred to design, develop and create new training materials to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred to acquire rights to training materials and convert the materials into the Company's technology-based training products are expensed as incurred.

Royalties - The Company incurred a 5% royalty based upon gross sales for the use of certain technology-based training products until a total of $850,000 was paid. The royalty was recognized as expense as incurred through December 31, 2000. The remaining unpaid balance of $248,251 of the royalty is reflected as notes payable in the accompany financial statements.

During 2001, the Company paid $325,000 for the right to use the A+ Certification Curriculum produced by a well-established publisher. This payment provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. The cost to acquire the rights to the training materials was expensed when incurred.

The Company has entered into an agreement to acquire the rights to training materials for many computer software applications.
Under the terms of the related agreement, the Company is obligated to pay a royalty of 15% of revenue when resold or licensed.

NOTE 2 - PROPERTY AND EQUIPMENT

                                        June 30,   December 31,
                                          2001          2000
                                       -----------  -----------
    Furniture and fixtures             $     2,500  $     2,500
    Computer equipment                      41,534       41,685
                                       -----------  -----------
    Total Property and Equipment       $    44,034  $     44,185
                                       ===========  ============

Depreciation expense for the six months ended June 30, 2001, and June 30, 2000 was $7,490 and $265 respectively.

NOTE 3 - NOTES PAYABLE

                                        June 30,   December 31,
                                          2001          2000
                                       -----------  -----------
Notes Payable

    Non-interest bearing royalty
     obligations, due $11,000 per
     month, unsecured, interest
     accrued at 10% due to being
     in default                        $   248,251  $   289,792
    Less Current Portion                  (186,585)    (289,792)
                                       -----------  -----------
    Notes Payable - Long-Term          $    61,666  $         -
                                       ===========  ===========


Related Party Notes Payable

    15% Note payable to a relative
     of an officer, due on demand,
     unsecured                         $    20,000  $    20,000
    12% Note payable to an officer,
     due on demand, unsecured                3,000        3,000
    24% Note payable to an officer,
     due on demand, unsecured              215,500            -
    20% Note payable, due on demand,
     unsecured                               75,000      75,000
    8% Notes payable, due on demand,
     unsecured                                   -            -
    12% Note payable to GoThink!, due
     on demand, unsecured                        -            -
    8% Note payable, due on demand,
     unsecured                              41,025       43,025
                                       -----------  -----------
    Notes Payable - Related Party      $   354,525  $   141,025
                                       ===========  ===========

NOTE 4- LEASE OBLIGATIONS

Operating Lease-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. Rent expense under this lease was $37,725 for the six months ended June 30, 2001. The following is a schedule by years of future minimum rental payments.

                                        June 30,   December 31,
                                          2001          2000
                                       -----------  -----------
         Years Ending December 31:
                 2001                  $    37,725  $    75,450
                 2002                       84,540       84,540
                 2003                       84,540       84,540
                 2004                       84,540       84,540
                 2005                       14,090       14,090
                                       -----------  -----------
                 Total                 $   305,435  $   343,160
                                       ===========  ===========

Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease was as follows:

                                        June 30,   December 31,
                                          2001          2000
                                       -----------  -----------
     Equipment                         $    22,841  $    22,841
     Less:  Accumulated depreciation         9,136        4,568
                                       -----------  -----------
     Net Cost                          $    13,705  $    18,273
                                       ===========  ===========

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                   June 30,   December 31,
                                                     2001         2000
                                                  -----------  -----------
     Years Ending December 31:
           2001                                   $     6,486  $    10,452
           2002                                        10,452       10,452
                                                  -----------  -----------
     Total minimum lease payments                      16,938       20,904
     Less:  Amount representing executory costs        (1,296)      (1,728)
                                                  -----------  -----------
     Net minimum lease payments                        15,642       19,176
     Less:  Amount representing interest                 (991)        (579)
                                                  -----------  -----------
     Present value of net minimum lease payments       14,651       18,597
     Less:  Current portion                             5,226        8,199
                                                  -----------  -----------
     Capital Lease Obligation - Long Term         $     9,425  $    10,398
                                                  ===========  ===========

NOTE 5-STOCKHOLDER'S EQUITY

As explained in Note 1 - Reorganization, enSurge, Inc. was issued
8,000,000 shares of the Company upon reorganization of KT
Solutions, Inc. into the Company. Equity transactions with enSurge have each been allocated a pro rata number of the 8,000,000 shares issued in proportion to the dollar amount of each transaction in the accompanying financial statements.

During February 2001, enSurge was issued 548,543 shares of common stock for services were valued at $348,622.

On February 14, 2001, enSurge, Inc. issued 1,289,445 shares of its common stock (reflected as 862,279 common shares of the Company to creditors of the Company in satisfaction of $243,128 of trade accounts payable. The capital contributions to the Company by enSurge, Inc. was recorded at the fair value of the enSurge, Inc. common stock issued of $548,014. The beneficial conversion feature related to the excess value given to the creditors of $304,886 was recognized as interest expense.

On March 27, 2001, the Company assumed a $25,000 note payable to an officer from enSurge in exchange for the return of 39,337 shares of common stock.

On March 1, 2001, the Company agreed to issue 4,000,000 shares of common stock to officers and employees and consultants of KT Solutions, Inc. for services. The common stock was issued on April 25, 2001. The services were valued at $200,000, or $0.05 per share, based on an assessment of the fair value of the common stock on March 1, 2001 as determined by the Board of Directors.

On April 25, 2001, the Company entered into an agreement with a public relations firm whereby the Company issued 3,000,000 shares of common stock to the public relations firm for investor relations services to the Company over a period of two years following the Company's common stock being listed on the OTB Electronic Bulletin Board. The 3,000,000 common shares issued were valued at $300,000, or $0.10 per share, based on the assessed fair value of the of the common stock on April 25, 2001 as determined by the Board of Directors, and are reflected as a prepaid expense in the accompanying balance sheet.

On March 1, 2001, the Company agreed to issue and on April 25,
2001 it issued 23,050,000 shares of common stock in exchange for notes receivable from employees and other investors totaling $1,152,500, or $0.05 per share and on April 25, 2001 it issued 2,515,000 shares of common stock in exchange for notes receivable from employees and other investors totaling $251,500, or $0.10 per share. Certain of the related investors surrendered notes payable totaling $130,000 in settlement of $130,000 of principal on the notes receivable. Investors also paid $50,000 of principal on the notes. The remaining notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations

  When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

Results of Operations

        Sales for the Company for the three months ended June 30, 2001 and 2000 were respectively, $185,022 and $241,942. The
Company's principal source of revenue for the three months ended, were from sales of technology based software training programs.

      Cost of sales for the three months ended June 30, 2001 and 2000 were, respectively, $145,851 and $51,507. These costs were mainly the labor costs to develop the software training programs.

     General & Administrative expenses for the three months ended June 30, 2001 and 2000 were, respectively, $495,835 and $408,621.
These costs consisted primarily of salaries and wages of $218,688, professional fees of $228,516, rent of $19,890, and travel expenses of $17,133.

     For  the  three  months ended June 30, 2001 and  2000,   the
Company had amortization expense of $217,114 and $72,371, respectively. This amortization is carried forward from a previous purchase on June 1, 2000. Thus, the difference in amounts per year are from having all three months of expense in 2001, compared to only having one month of expense in 2000.

     Interest  expense for the three months ended June  30,  2001 and 2000 were, respectively, $16,431 and $7,979. These costs are from the notes payable.


Liquidity and Capital Resources

     The Company looks to finance its operations through private placements of equity securities, collection of subscription receivables and current sales. The Company had negative working capital of $1,023,408 on June 30, 2001. The capital infusion will be used for working capital needs, marketing, and to make payments on accounts and notes payable. There can be no assurance that additional funding will become available.

          The Company expects that its existing cash resources, operating cashflow and collection of subscriptions receivable will be sufficient to meet its operating requirements and ordinary capital spending needs. Subsequent to receiving the subscriptions receivable the Company expects its cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs going forward.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            None


Item 4.  Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

     The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.

     (1) Incorporated by reference to the same numbered exhibits as filed with the Company's 2000 Annual Report on Form 10-KSB filed April 2, 2001.
     (2)  Incorporated by reference Form 8-K filed May 2, 2001.
     (3)  Incorporated by reference Form S-8 filed May 4, 2001.
     (4) Incorporated by reference to the same numbered exhibits as filed with the Company's March 31, 2001 Form 10-QSB filed May 17, 2001.
     (5)  Incorporated by reference Form 8-K/A filed June 8, 2001.


       (b)Reports on Form 8-K

       During the period covered by this report, the Company filed reports on Form 8-K as mentioned above.


OTHER ITEMS

   There were no other items to be reported under Part II of this report.


                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Knowledge Transfer Systems, Inc.

Date: August 14, 2001              /s/ Steve K Burke
                                   -------------------
                                   Steve K. Burke
                                   President and Chief Executive Officer