Form 10QSB
period 2001-09-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2001-11-13
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

                         Commission File Number: 0-28417

                         Knowledge Transfer Systems, Inc.
                         --------------------------------
                          [Formerly, GoThink!com, Inc.]
        (Exact name of small business issuer as specified in its charter)

            Nevada                                    76-0599457
            ------                                    ----------
   (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

                                  110 Broadway
                                Oakland, CA 94607
                                -----------------
                    (Address of principal executive offices)

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

                          Yes X         No

There were 41,653,111 shares of common stock, $0.001 par value, issued and outstanding as of November 12, 2001.


                        Knowledge Transfer Systems, Inc.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
   September 30, 2001 and December 31, 2000                          3

  Condensed Consolidated Statements of Operations (Unaudited)
   for the Three and Nine Months Ended September 30, 2001 and
   the Three and Four Months ended September 30, 2000                 4

  Condensed Consolidated Statement of Stockholders' Equity
   (Unaudited) for the Nine Months Ended September 30, 2001           5

  Condensed Consolidated Statements of Cash Flows (Unaudited)
   for the Nine Months Ended September 30, 2001 and the Four
   Months Ended September 30, 2000                                    6

  Notes to Condensed Consolidated Financial Statements (Unaudited)    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities                                         15

Item 6. Exhibits and Reports on Form 8-K                              15

Signatures                                                            16


                KNOWLEDGE TRANSFER SYSTEMS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 30, December 31,
                                                     2001         2000
                                                   ----------  ----------
                                     ASSETS
Current Assets
  Cash                                             $    6,743  $   22,144
  Trade accounts receivable net of $9,961
   and $9,961 allowance for doubtful accounts,
   respectively                                        72,835     121,598
  Inventory                                           114,868      92,810
                                                   ----------  ----------
     Total Current Assets                             194,446     236,552
                                                   ----------  ----------
Property and Equipment, net of $18,912 and
 $7,677 accumulated depreciation, respectively         25,122      36,508
Deposits                                               12,872      12,027
Prepaid                                                     -      57,075
Goodwill, net of $1,157,941 and $506,599
 accumulated amortization, respectively             3,184,337   3,835,679
                                                   ----------  ----------
Total Assets                                       $3,416,777  $4,177,841
                                                   ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                           $  322,535  $  599,417
  Accrued liabilities                                 231,935      93,405
  Deferred revenue                                    323,516           -
  Capital lease obligation - current portion            2,921       8,199
  Notes payable - current portion                     213,268     430,817
  Notes payable - related parties                     366,525           -
                                                   ----------  ----------
     Total Current Liabilities                      1,460,700   1,131,838
                                                   ----------  ----------
Long-Term Liabilities
  Capital lease obligation - net of
   current portion                                      9,425      10,398
                                                   ----------  ----------
     Total Long-Term Liabilities                        9,425      10,398
                                                   ----------  ----------
Stockholders' Equity
  Preferred stock - $0.001 par value; 10,000,000
   shares authorized; no shares issued or
   outstanding                                              -           -
  Common stock - $0.001 par value; 100,000,000
   shares authorized; 41,653,111 shares and
   6,628,515 shares outstanding                        41,653       6,628
  Additional paid-in capital                        7,099,120   4,206,069
  Receivables from stockholders                    (1,499,000)          -
  Accumulated deficit                              (3,695,121) (1,177,092)
                                                   ----------  ----------
     Total Stockholders' Equity                     1,946,652   3,035,605
                                                   ----------  ----------

Total Liabilities and Stockholders' Equity         $3,416,777  $4,177,841
                                                   ==========  ==========

  See the accompanying notes to the unaudited condensed consolidated financial statements.

                KNOWLEDGE TRANSFER SYSTEMS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



                                For the Three Months For the Nine  For the Four
                                Ended September 30,  Months Ended  Months Ended
                               ----------------------September 30, September 30,
                                  2001        2000        2001         2000
                               ----------  ----------  -----------  ----------
Sales                          $  209,487  $  226,288  $   539,050  $  344,600

Cost of Sales                     100,018       1,630      480,655      19,793
                               ----------  ----------  -----------  ----------
Gross Profit                      109,469     224,658       58,395     324,807
                               ----------  ----------  -----------  ----------
Operating Expenses
  General and administrative      241,400     408,891    1,571,477     567,682
  Amortization of goodwill        217,114     216,757      651,342     289,485
  Interest expense                 12,149       1,000      353,605       1,421
                               ----------  ----------  -----------  ----------
  Total Operating Expenses        470,663     626,648    2,576,424     858,588
                               ----------  ----------  -----------  ----------
Loss From Operations             (361,194)   (401,990)  (2,518,029)   (533,781)
                               ----------  ----------  -----------  ----------
Loss Before Income Taxes         (361,194)   (401,990)  (2,518,029)   (533,781)
                               ----------  ----------  -----------  ----------
Net Loss                       $ (361,194) $ (401,990) $(2,518,029) $ (533,781)
                               ==========  ==========  ===========  ==========
Basic and Diluted Loss
 Per Share                     $    (0.01) $    (0.07) $     (0.09) $    (0.09)
                               ==========  ==========  ===========  ==========
Weighted Average Number of
 Common Shares Used in Per
 Share Calculation             41,291,915   5,877,607   26,933,116   5,818,519
                               ==========  ==========  ===========  ==========

  See the accompanying notes to the unaudited condensed consolidated financial statements.

                KNOWLEDGE TRANSFER SYSTEMS, INC.
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED)

                                                                    Notes
                                   Common Stock       Additional  Receivable                  Total
                              ----------------------   Paid-In       from      Accumulated Stockholder's
                                Shares      Amount     Capital   Stockholders    Deficit      Equity
                              ----------  ----------  ----------  -----------  -----------  -----------
Balance - December 31, 2000    6,628,515  $    6,628  $4,206,069  $         -  $(1,177,092) $ 3,035,605

Expenses paid by shareholder     548,543         549     348,073            -            -      348,622

Accounts payable and interest
 paid by shareholder             862,279         862     547,152            -            -      548,014

Assumption of note payable
 from shareholder                (39,337)        (39)    (24,961)           -            -      (25,000)

Shares issued for prepaid
 promotion agreement           3,000,000       3,000     297,000     (300,000)           -            -

Shares issued for services     4,000,000       4,000     196,000            -            -      200,000

Shares issued for notes
 receivable from stockholders,
 $0.05 per share              23,050,000      23,050   1,129,450   (1,152,500)           -            -

Shares issued for notes
 receivable from stockholders,
 $0.10 per share               2,515,000       2,515     248,985     (251,500)           -            -

Acquisition of GoThink!com       248,111         248     (57,808)           -            -      (57,560)

Notes receivable from
 stockholders settled by
 surrender of notes payable            -           -           -      130,000            -      130,000

Cash received on notes
 receivable from stockholders          -           -           -       50,000            -       50,000

Cash received on notes
 receivable from stockholders          -           -           -       25,000            -       25,000

Shares issued for cash           840,000         840     209,160            -            -      210,000

Net loss for the period                -           -           -            -   (2,518,029)  (2,518,029)
                              ----------  ----------  ----------  -----------  -----------  -----------
Balance - September 30, 2001  41,653,111  $   41,653  $7,099,120  $(1,499,000) $(3,695,121) $ 1,946,652
                              ==========  ==========  ==========  ===========  ===========  ===========

  See the accompanying notes to the unaudited condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   For the Nine  For the Four
                                                   Months Ended  Months Ended
                                                   September 30, September 30,
                                                        2001         2000
                                                     -----------  -----------
Cash Flows From Operating Activities
 Net loss                                            $(2,518,029) $  (533,781)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                            11,386        1,862
  Amortization of goodwill                               651,342      289,485
  Amortization of prepaid compensation                    57,075       40,846
  Shares issued for service                              548,622            -
  Interest expense from beneficial debt
   conversion feature paid with common stock             304,886            -
  Deferred revenue                                       323,516            -
 Changes in assets and liabilities,
  Net of effects from purchase of KT Solutions, Inc:
  Trade accounts receivable                               48,763     (110,661)
  Inventory                                              (22,058)      91,051
  Deposits                                                  (846)           -
  Trade accounts payable                                 (91,314)     521,276
  Accrued liabilities                                    138,531       13,529
                                                     -----------  -----------
  Net Cash Provided by/ (Used In) Operating
   Activities                                           (548,126)     313,607
                                                     -----------  -----------
Cash Flows From Investing Activities
 Capital expenditures for equipment                            -      (11,176)
                                                     -----------  -----------
  Net Cash Used In Investing Activities                        -      (11,176)
                                                     -----------  -----------
Cash Flows From Financing Activities
 Proceeds from borrowing under related party
  notes payable                                          357,499      157,000
 Proceeds from subscription receivable                    75,000            -
 Principal payments on notes payable                    (103,523)    (454,722)
 Proceeds from subscription receivable                   210,000            -
 Principal payments under capital
  lease obligation                                        (6,251)           -
                                                     -----------  -----------
  Net Cash Provided by/(Used In) Financing
   Activities                                            532,725     (297,722)
                                                     -----------  -----------

Net Increase / (Decrease) In Cash                        (15,401)       4,709
Cash at Beginning of Period                               22,144        1,006
                                                     -----------  -----------
Cash at End of Period                                $     6,743  $     5,715
                                                     ===========  ===========

Supplemental Schedule of Noncash Investing and Financing Activities
 Common stock issued in satisfaction of
  accounts payable                                   $   243,128  $         -
 Common stock redeemed upon the assumption of
  a note payable                                          25,000            -
 Note payable converted to common stock                  130,000            -
 Common stock issued for subscription receivable       1,404,000            -
 Common stock issued for professional relations
  agreement                                              300,000            -
  Common stock issued for acquisition of GoThink!.com     57,560            -
  Common stock issued for acquisition of GoThink!.com          -      399,191

Interest Paid
 Interest expense                                              -            -


  See the accompanying notes to the unaudited condensed consolidated financial statements.

                   KNOWLEDGE TRANSFER SYSTEMS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Interim Condensed Financial Statements-The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 8-K dated April 25, 2001, as amended. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

Reorganization - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were transferred to GoThink!.com Inc. in exchange for 8,000,000 shares of GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly-owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,239 shares of common stock outstanding prior to the stock exchange, but after a 1-for-100 reverse stock split.

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

                                              For the Nine Months
                                               Ended September 30,
                                             ------------------------
                                                2001         2000
                                             -----------  -----------
          Sales                              $   539,050  $   704,819
          Net loss                            (2,593,124)  (1,014,834)
          Basic and diluted loss per share         (0.06)       (0.03)

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

Business Condition-The Company has incurred losses from operations for the seven months ended December 31, 2000 and for the nine months ended September 30, 2001 of $1,177,092 and $2,518,029, respectively, and the Company used $55,940 and $548,126 of cash in operating activities during those same periods. As of September 30, 2001, the Company had a working capital deficit of $904,588. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract with a major publisher in the information technology sector to market the Company's products. In addition the Company has signed distribution agreements with three other companies to market the Company's products globally. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize goodwill and other assets. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Nature of Operation-The Company is involved in developing technology-based training products and marketing those products. The products are used to teach and train individuals how to operate popular business and home use software programs. The Company has acquired the rights to certain training materials and has entered into royalty agreements for the rights to use other training materials. The Company has or is in the process of using these materials to create derivative works and converting them into the Company's technology-based training products. Those products are sold or licensed to customers through the Internet and through other distribution and channel partners. The Company has entered into various agreements with resellers and distributors to market the Company's technology-based products.

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

Revenue Recognition-Revenue from the sale of technology-based training products is recognized upon delivery, acceptance and the determination that payment by the customer is likely. Payments collected from customers prior to recognition of the related sales are recorded as deferred revenue.

Concentration of Credit risk and Major Customer-Trade accounts receivable subject the Company to concentration of credit risk. This risk arises because $23,378 of trade accounts were from one customer which is a national franchise and has a license agreement with the Company that can be terminated with 90 days notice by the customer. Sales to the customer amounted to $332,178, or 62% of sales, during the nine months ended September 30, 2001.

Technology-Based Training Products - Costs incurred to design, develop and create new training materials to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred to acquire rights to training materials and convert the materials into the Company's technology-based training products are expensed as incurred.

Royalties - The Company incurred a 5% royalty based upon gross sales for the use of certain development technologies until a total of $850,000 was paid. The royalty was recognized as expense as incurred through December 31, 2000. Common stock was issued in satisfaction of a portion of this royalty with the remaining $213,268 due under the royalty arrangement reflected as notes payable in the accompany financial statements.

During 2001, the Company paid $325,000 for the right to use the A+ Certification Curriculum produced by Prosoft Training.com. This payment provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. The cost to acquire the rights to the training materials was expensed when incurred.

The Company has entered into an agreement to acquire the rights to training materials for many computer software applications. Under the terms of the related agreement, the Company is obligated to pay a royalty of 15% of net revenue when resold or licensed.

NOTE 2 - PROPERTY AND EQUIPMENT

                                              September 30,  December 31,
                                                   2001          2000
                                               ----------    ----------
     Furniture and fixtures                    $    2,500    $    2,500
     Computer equipment                            41,534        41,685
                                               ----------    ----------
     Total Property and Equipment              $   44,034    $   44,185
                                               ==========    ==========

Depreciation expense for the nine months ended September 30, 2001 and 2000   was
$11,386 and $1,862 respectively.

NOTE 3 - NOTES PAYABLE

                                             September 30,  December 31,
                                                  2001          2000
                                               ----------    ----------
Notes Payable

 Non-interest bearing royalty obligations,
  due $11,000 per month, unsecured, interest
  accrued at 10% due to being in default        $ 213,268     $ 289,792
                                                ==========    ==========


Related Party Notes Payable

 15% Note payable to a relative of an
  officer, due on demand, unsecured            $   20,000    $   20,000
 Note payable to an officer, due on
  demand, unsecured                                12,000             -
 12% Note payable to an officer, due
  on demand, unsecured                              3,000         3,000
 24% Note payable to an officer, due on
  demand, unsecured                               215,500             -
 20% Note payable, due on demand, unsecured        75,000        75,000
 8%  Note payable, due on demand, unsecured        41,025        43,025
                                               ----------    ----------
 Notes Payable - Related Party                 $  366,525    $  141,025
                                               ==========    ==========

NOTE 4- LEASE OBLIGATIONS

Operating Lease-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. Rent expense under this lease was $46,636 for the nine months ended September 30, 2001 and $24,700 for the four months ended September 30, 2000. The following is a schedule by years of future minimum rental payments as of September 30, 2001:


         Years Ending December 31:
               2001                        $   21,135
               2002                            84,540
               2003                            84,540
               2004                            84,540
               2005                            14,090
                                           ----------
               Total                       $  288,845
                                           ==========

Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease was as follows:

                                         September 30,  December 31,
                                              2001          2000
                                           ----------    ----------
         Equipment                         $   22,841    $   22,841
         Less: Accumulated depreciation        11,420         4,568
                                           ----------    ----------
     Net Cost                              $   11,421    $   18,273
                                           ==========    ==========


The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:
                                               September 30,  December 31,
                                                    2001          2000
                                                 ----------    ----------
     Years Ending December 31:
             2001                                $    2,823    $   10,452
             2002                                    11,292        10,452
                                                 ----------    ----------
     Total minimum lease payments                    14,115        20,904
     Less: Amount representing executory costs       (1,080)       (1,728)
                                                 ----------    ----------
     Net minimum lease payments                      13,035        19,176
     Less: Amount representing interest                (689)         (579)
                                                 ----------    ----------
     Present value of net minimum lease
      payments                                       12,346        18,597
     Less: Current portion                            2,921         8,199
                                                 ----------    ----------
     Capital Lease Obligation - Long Term        $    9,425    $   10,398
                                                 ==========    ==========

NOTE 5-STOCKHOLDER'S EQUITY

As explained in Note 1 - Reorganization, enSurge Inc. was issued 8,000,000 common shares of the Company upon reorganization of KT Solutions, Inc. into the Company. Equity transactions with enSurge have each been allocated a pro rata number of the 8,000,000 common shares issued in proportion to the dollar amount of each transaction in the accompanying financial statements as follows:

During February 2001, the Company issued 548,543 shares of common stock for services that were valued at $348,622.

On February 14, 2001, enSurge, Inc. issued 1,289,445 shares of common stock (reflected as 862,279 common shares of the Company) to creditors of the Company in satisfaction of $243,128 of trade accounts payable. The capital contributions to the Company by enSurge, Inc. was recorded at the fair value of the enSurge, Inc. common stock issued of $548,014. The beneficial conversion feature related to the excess value given to the creditors of $304,886 was recognized as interest expense.

During the first three months of the fiscal year 2001, the Company transferred 39,337 shares of common stock held by an officer, valued at $25,000, into a note payable to that officer.

On March 1, 2001, the Company agreed to issue 4,000,000 shares of common stock to officers, employees and consultants of KT Solutions, Inc. for services. The common stock was issued on April 25, 2001. The services were valued at $200,000, or $0.05 per share, based on an assessment of the fair value of the common stock on March 1, 2001 as determined by the Board of Directors.

In April 2001, the Company issued 248,111 common shares in relation to the acquisition of GoThink!.com.

On April 25, 2001, the Company entered into an agreement with a public relations firm whereby the Company issued 3,000,000 shares of common stock to the public relations firm for investor relations services to the Company over a period of two years following the Company's common stock being listed on the OTB

Electronic Bulletin Board. The 3,000,000 common shares issued were valued at $300,000, or $0.10 per share, based on the assessed fair value of the common stock on April 25, 2001 as determined by the Board of Directors, and was classified as a receivable from shareholders. The agreement can be cancelled, by either party, upon a 90-day notice.

On March 1, 2001, the Company agreed to issue and on April 25, 2001 it issued 23,050,000 shares of common stock in exchange for notes receivable from employees and other investors totaling $1,152,500, or $0.05 per share and on April 25, 2001 it issued 2,515,000 shares of common stock in exchange for notes receivable from employees and other investors totaling $251,500, or $0.10 per share. Certain of the related investors subsequently paid $130,000 of principal on the notes receivable. The remaining notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.

During the three months ended September 30, 2001, the Company issued 840,000 shares of common stock in exchange for cash from other investors totaling $210,000, or $0.25 per share. In addition, the Company received $25,000 on its outstanding subscription receivable during the three months ended September 30, 2001.

Stock Options - On August 3, 2001, the Board of Directors of the Company approved an incentive stock option plan ("Plan") under which 5,000,000 shares of common stock were reserved for granting of options to officers, directors and key employees of the Company at a purchase price not less than fair market value on the date of grant. No options have been granted under the plan.

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

Results of Operations

Sales for the Company for the three months ended September 30, 2001 and 2000 were respectively, $209,487 and $226,288. The Company's principal source of revenue for the three months ended, were from sales of technology based software training programs. Sales to one customer, which is a national franchise and has a license agreement with the Company, accounted for a significant portion of revenues for the three months ended September 30, 2001 and 2000, or 37% and 86%, respectively. This license agreement is set to expire at the end of 2001. The Company has obtained two new customers whereby revenue generated from these relationships will offset the expiration of the above license agreement in the 2nd quarter of 2002.

Cost of sales for the three months ended September 30, 2001 and 2000 were, respectively, $100,018 and $1,630. These costs were mainly the labor costs to develop the software training programs.

General & Administrative expenses for the three months ended September 30, 2001 and 2000 were, respectively, $241,400 and $408,891. These costs consisted primarily of salaries and wages of $142,967, professional fees of $26,432, rent of $19,842, travel expenses of $12,936, payroll taxes of $12,378, and other general and administrative expenses of $26,845.

For the three months ended September 30, 2001 and 2000, the Company had amortization expense of $216,757 and $217,114, respectively. This amortization is carried forward from a previous purchase on June 1, 2000.

Interest expense for the three months ended September 30, 2001 and 2000 were, respectively, $12,149 and $1,000. These costs are from the notes payable.


Liquidity and Capital Resources

The Company looks to finance its operations through private placements of equity securities, collection of subscription receivables and current sales. The Company had negative working capital of $1,266,254 on September 30, 2001. The capital infusion will be used for working capital needs, marketing, and to make payments on accounts and notes payable. There can be no assurance that additional funding will become available.

The Company expects that its existing cash resources, operating cash flow and collection of subscriptions receivable will be sufficient to meet its operating requirements and ordinary capital spending needs. Subsequent to receiving the subscriptions receivable the Company expects its cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs going forward.

In addition, the company in the current quarter received $210,000 through private placements to individual investors. These capital infusions are to be used to cover operations and working capital requirements for the next three months. In addition, the Company received $25,000 on its subscription receivable in the current quarter. These proceeds will be used to cover operations and working capital requirements for the next three months.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

In addition, the company in the current quarter received $210,000 through private placements to individual investors. These capital infusions are to be used to cover operations and working capital requirements for the next three months. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

  a)   Exhibits

       10.32001 Stock Option Plan                    filed herewith
       10.42001 Stock Option Plan (Non-qualified)    filed herewith

  b)   Reports on Form 8-K

     The Company filed a report on Form 8-K on May 2, 2001, which reported the consummation of a Stock Exchange Agreement with KT Solutions, Inc. and its sole shareholder, Ensurge, Inc. on April 25, 2001.

OTHER ITEMS

There were no other items to be reported under Part II of this report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Knowledge Transfer Systems, Inc.

Date: November 12, 2001            /s/ Steve K Burke
                                   -----------------
                                   Steve K. Burke
                                   President and Chief Executive Officer


