Form 10KSB
period 2001-12-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2002-04-01
CIK 1092455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
       For the Transition Period from ____________ to ____________

                         Commission File Number 0-28417

                                  ------------

                        Knowledge Transfer Systems, Inc.
                          (Formerly, GoThink!com, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                    Nevada                                 76-0599457
        (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)

                 110 Broadway
                  Oakland, CA                                94607
   (Address of Principal Executive Offices)                (Zip Code)

               230 Lookout Place
                 Maitland, FL                                32751
   (Previous Address of Principal Executive               (Zip Code)
                   Offices)

                                 (510) 251-6230
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

 The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2002 was approximately $1,143,879. The registrant had issued and outstanding 40,390,377 shares of its common stock on March 28, 2002.

                        Knowledge Transfer Systems, Inc.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

PART I
     ITEM 1.      DESCRIPTION OF BUSINESS....................................1
     ITEM 2.      PROPERTIES.................................................7
     ITEM 3.      LEGAL PROCEEDINGS..........................................7
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........7

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................8
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................9
     ITEM 7.      FINANCIAL STATEMENTS......................................10
                  REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                       ROBISON, HILL & CO..................................F-1
                       HANSEN, BARNETT & MAXWELL...........................F-2
                  CONSOLIDATED BALANCE SHEETS..............................F-3
                  CONSOLIDATED STATEMENTS OF OPERATIONS....................F-4
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..........F-5
                  CONSOLIDATED STATEMENTS OF CASH FLOWS....................F-6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............F-8
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................11

PART III
     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT..............................................11
     ITEM 10.     EXECUTIVE COMPENSATION....................................14
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................14
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............14
     ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K...................................15
                  SIGNATURES................................................15
                  EXHIBIT INDEX.............................................15

PART I

         This Report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in
Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

         o various competitive factors that may prevent us from competing successfully in the marketplace, and

         o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

         o our ability to raise sufficient capital to meet operating requirements.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

ITEM  1. BUSINESS

The Company designs, produces and markets e-learning courses and solutions. The Company is an industry leader in developing high quality, engaging courses that map to the respective industry certifications in the information technology sector. The Company is able to develop highly engaging courses, cost effectively, due to content sourcing relationships with multiple publishers and an extremely efficient development process that utilizes proprietary development tools. These products are then private labeled for those publishers and marketed through their distribution channels, in addition to multiple resellers, integrators and e-learning companies. The Company, which is headquartered in Oakland, California, markets products through its resellers and distribution partners in over 50 countries around the world.

GENERAL DEVELOPMENT OF BUSINESS

Organization- On August 1, 1992, Missaticum, Inc. was incorporated under the laws of the State of California. On October 4, 1996 the Company changed its name to KT Solutions, Inc. It was formed for the purpose of developing technology based training solutions. It creates software programs that are used to teach and train individuals how to operate popular business and home use software programs.

On June 1, 2000, the former shareholders of the Company entered into a stock exchange agreement with enSurge, Inc. (enSurge) whereby enSurge acquired all of the outstanding common shares of KT Solutions, Inc. from its former shareholders in exchange for the issuance of 500,000 shares of enSurge's common stock and options to purchase 250,000 shares of enSurge's common stock at $4.00 per share. In addition, enSurge issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finder's fee. As a result, the Company was a wholly-owned subsidiary of enSurge, Inc.

The acquisition of the KT Solutions, Inc. was recorded by enSurge using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $344,000, respectively. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years.

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

Reorganization - On April 25, 2001, enSurge, consummated a stock exchange agreement with GoThink!.com, Inc., a publicly-held Nevada corporation, whereby enSurge exchanged all of the 1,368,387 outstanding common shares of KT Solutions, Inc. for 8,000,060 shares of GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly-owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,247 shares of common stock outstanding prior to the stock exchange, but after a 1-for-100 reverse stock split.

The stock exchange has been accounted for as the reorganization of KT Solutions, Inc. Accordingly, the accompanying financial statements have been restated to reflect the effects of the 5.84-for-1 equivalent stock split that resulted from 8,000,060 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. GoThink!.com, Inc. had no assets or operations prior to or at the date of the reorganization. Accordingly, the acquisition of GoThink!.com, Inc. was not considered a business combination but was considered the issuance of 248,247 shares of common stock for no consideration. The operations of GoThink!.com, Inc. have been included in the accompanying financial statements from April 1, 2001 (which was the beginning of the accounting period during which GoThink!.com, Inc. was purchased).

On April 23, 2001, the articles of incorporation of GoThink!.com, Inc. were amended to change its name to Knowledge Transfer Systems, Inc. Through April 1, 2001, KT Solutions, Inc. is referred to as "the Company," thereafter that reference refers to Knowledge Transfer Systems, Inc. and KT Solutions, Inc. on a consolidated basis.

Business Condition - The Company has incurred a net loss from operations for the seven months ended December 31, 2000 and for the year ended December 31, 2001 of $1,177,092 and $3,385,139, respectively, and the Company used $55,940 and $632,658 of cash in operating activities during those same periods. As of December 31, 2001, the Company had a working capital deficit of $1,431,955. These conditions raise doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract with a major publisher in the information technology sector to market the Company's products. In addition, the Company has signed distribution agreements with several other companies to market the Company's products globally. Management believes these efforts will generate sufficient cash flows from future operations to pay the

Company's obligations and realize goodwill and other assets. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Products and Services

The Company's main products and services revolve around e-learning courses and solutions. The Company provides high quality, engaging courses that map to the respective industry certifications in the information technology (IT) sector. Courses within the product library include desktop applications and operating systems areas. The desktop application courses offered include Microsoft Office XP, Microsoft Office 2000, 1998, and 1997. Operating system courses offered by the Company include Microsoft Windows 2000, Microsoft Windows NT 4.0, Microsoft Windows 98 and 95. In addition, the Company offers IT certification courses such as Cisco CCNA, Java, MCSE Certification, Oracle, etc. The Company markets products through its resellers and distribution partners in over 50 countries.

Competitive Business Conditions

         The markets for our services are highly competitive, continuously evolving and subject to rapid change, technological or otherwise. Although we believe our solutions currently compete favorably with those offered by our competitors, the markets we serve are dynamic and changing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Additional competition could result in price reductions and loss of market share.

Government Regulation

         The products we provide over the Internet are subject to foreign, federal, state and local laws and regulations governing the conduct of e-commerce and use of the Internet. E-commerce is new and rapidly changing, and government regulation relating to the Internet and e-commerce is still evolving. Currently, there are few laws and regulations directly applicable to access of the Internet or conduct of e-commerce on the Internet. However, due to the increasing popularity and use of the Internet and on-line services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet and online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Additionally, the rapid growth of e-commerce may trigger the development of tougher consumer protection laws. The adoption of such laws and regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our products and could otherwise have a material adverse effect on our business.

         In addition, applicability to the Internet of existing laws governing issues such as intellectual property issues, taxation and personal property is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues associated with operating an Internet-related business. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain.

         Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statues intended to protect use privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of increased litigation costs or increased service delivery costs, or otherwise harm our business.

Research and Development

The Company has not incurred any significant costs associated with research and development. However, the Company does understand that technological innovation is often a key to success in the Technology and elearning market. Further, the pace of technological innovation in the elearning market is incredibly rapid. It can be daunting for a single company to try to keep pace with technological change on all levels. Upon obtaining additional capital, of which there can be no assurance, management plans to increase expenditures related to research and development.

Employees

         As of March 28, 2002, the Company employed a total of 12 individuals. The Company also engages subcontractors to perform a significant portion of the day-to-day operations and product development. None of the Company's are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.



FACTORS THAT MAY AFFECT FUTURE RESULTS


Risks Related to Our Business


We Incurred Operating Losses for the Current Year, but Plan on Profits for the Coming Year.

         At December 31, 2001, our accumulated deficit since inception was $4,562,231. For the twelve months ended December 31, 2001, we incurred a net loss of $3,385,139. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities.
Our current expense levels are approximately $70,000 per month. Also, upon obtaining additional capital, of which there can be no assurance, management plans to increase its marketing efforts and sales distribution channels and anticipate that our revenue will exceed our expenses, thus we are planning for a profitable year.

Our Success Will Be Dependent In Part On Our Ability To Develop Strategic Relationships With Other Businesses.

         One of our primary goals is to increase market awareness and market penetration of our products. This will likely require us to form strategic marketing and sales relationships with several additional companies whose resources can be used to supplement and expand our own, with such entities either acting as distributors or resellers of our products, or including our products as complements to or components of their own product offerings.

Our Quarterly Operating Results May Fluctuate.

         Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

         o our ability to attract new customers at a steady rate and maintain customer satisfaction, o the demand for the products and services we intend to market,

         o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

         o the introduction of new or enhanced services by us or our competitors, and

         o economic conditions specific to the Technology, Internet, e-commerce or all or a portion of the technology market.

As a Technology Based Company, We are in an Intensely Competitive Industry.

         Training and elearning are highly competitive. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

         We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

         o        the timing and market acceptance of our business model,

         o        our competitors' ability to gain market control,

         o        the success of our marketing efforts,

         o        acquisitions of companies with new technology,

         o using current relations to extend all business sales and marketing

We Depend on Certain Key Employees.

         Our future performance will depend significantly on the continued service and performance of our key executives and officers, Steve Burke, Chris Ryan and Doug Baker. The loss of the services of either of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our tools and services.

We Must Continue to Attract, Train, Motivate and Retain Qualified Personnel.

         We must attract, train, motivate and retain highly qualified personnel, particularly in the areas of sales and marketing. Because the competition for qualified employees is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. If we fail to attract, train and retain key personnel, we may experience delays in marketing and commercialization of our products and services.


The Volatility of Our Securities Prices May Increase.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

         o        quarter-to-quarter variations in operating results,

         o        adverse news announcements,

         o        the introduction of new products and services, and

         o market conditions in the Internet-based professional marketing services, business, and business-to-business e-commerce.

         In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

Risks Related to Our Industry

We Are Dependent on Continued Growth in Internet Use and Infrastructure.

         Although most of the Company's revenues to date consist of elearning and training solutions conducted offline, one important aspect of our business relates to our elearning and training solutions through the Internet. Another important aspect of our business relates to specific aspects of our products related to the Internet. Despite significant increases in Internet use, many organizations have been reluctant to incorporate the Internet into their businesses or activities for a number of reasons, including:

         o        inconsistent service quality resulting in part from inadequate
                  infrastructure     of     servers,     routers,      switches,
                  telecommunications links and other components

         o lack of confidence in the security and privacy of data transmitted over the Internet

         o        limited internal resources and technical expertise

         o        reluctance to dedicate  resources to an alternative  method of
                  communicating  that  may  render  substantial   personnel  and
                  infrastructure investments obsolete.

If the infrastructure of the Internet does not keep pace with the growth of Internet usage and if our targeted customers do not grow comfortable using the Internet, our business will suffer.

We Must Develop, Produce and Establish New Products and Services That Keep Up With Rapid Technological Change.

         The market for Internet services and business-to-business e-commerce is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

         o develop and introduce new services that keep pace with technological developments and emerging industry standards; and

         o address the increasingly sophisticated and varied needs of customers.

         Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure would have a material adverse effect on our operating results and financial condition.


ITEM 2.  PROPERTIES

         Our corporate headquarters are located at 110 Broadway, Oakland, California 94607, where the Company leases an aggregate of 4,000 square feet. The lease expires February 2005. We believe that this property is suitable for our immediate needs, however, as the Company grows there will be a need for a larger facility.

ITEM 3.  LEGAL PROCEEDINGS

None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "KTSI". The common stock prices reflect inter-dealer prices, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

         The following table sets forth, for the quarters indicated, the high and low sales price per share for the Company's common stock, as reported by
Nasdaq:

                                                             High          Low

Year Ending December 31, 2000:
                  First Quarter..........................$     N/A         N/A
                  Second Quarter.........................      N/A         N/A
                  Third Quarter..........................      N/A         N/A
                  Fourth Quarter.........................      N/A         N/A
Year Ending December 31, 2001:
                  First Quarter..........................$     N/A         N/A
                  Second Quarter.........................     2.00        0.05
                  Third Quarter..........................     1.00        1.00
                  Fourth Quarter.........................     1.15        0.11

The closing price for the common stock on March 28, 2002 was $0.10. The Company's Board of Directors authorized a 5.84-for-1 equivalent stock split that resulted from 8,000,000 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. This was affected on April 25, 2001 to stockholders of record on the same date. We have restated all share and per share amounts referred to in the financial statements, notes, and above table to reflect this stock split.

HOLDERS

         As of March 28, 2002, the Company had 892 holders of record of its common stock.

DIVIDENDS

         The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain all working capital and earnings, if any, for use in the Company's operations and in the expansion if its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, general business conditions, and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following discussion reviews the Company's operations for the year ended December 31, 2001 and the seven months ended December 31, 2000, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part 1 of this report.

Plan of Operation

The Company has incurred a net loss from operations for the seven months ended December 31, 2000 and for the year ended December 31, 2001 of $1,177,092 and $3,385,139, respectively, and the Company used $55,940 and $632,658 of cash in operating activities during those same periods. As of December 31, 2001, the Company had a working capital deficit of $1,431,955. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital or operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract with a major publisher in the information technology sector to market the Company's products. In addition, the Company has signed distribution agreements with three other companies to market the Company's products globally. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize goodwill and other assets. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operations for the Year Ended December 31, 2001 compared to the Seven Months Ended December 31, 2000

Revenues

Sales for the year ended December 31, 2001 and for the seven months ended December 31, 2000 were $636,241 and $677,313, respectively. The company's principal source of revenue for both periods presented was derived from sales of technology-based software training programs. Sales to one customer, which is a national franchise and has a license agreement with the Company, accounted for a significant portion of revenues for the year ended December 31, 2001 and for the seven months ended December 31, 2000, or 56% and 85%, respectively. This license agreement expired at the end of 2001. The Company has obtained two new customers whereby revenue generated from these relationships will offset the expiration of the above license agreement in the 2nd quarter of 2002.

Cost of Sales

     Cost of sales for the year ended December 31, 2001 and for the seven months ended December 31, 2000 was $518,767 and $616,363, respectively. Cost of sales for the year ended 2001 and for the seven months ended December 31, 2000 represented costs associated from sales of technology based software training programs As our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

General and Administrative

         General and administrative expenses for the year ended December 31, 2001 and the seven months ended December 31, 2000 were $2,265,797 and $649,083, respectively. The Company's general and administration expenses during 2001 consisted primarily of salaries and wages of $808,691, professional fees of $442,160, outside services of $380,716, rent of $68,274, travel expenses of $65,152, payroll taxes of $41,431, telephone expenses of $21,789, and other general and administrative expenses of $437,584.

Depreciation and Amortization

         Amortization expense for the year ended December 31, 2001 and for the seven months ended December 31, 2000 was $868,456 and $506,599, respectively. This amortization is carried forward from a previous purchase on June 1, 2000.

Interest

         Interest expense for the year ended December 31, 2001 and for the seven months ended December 31, 2000 were, respectively, $368,360 and $44,450. These costs are associated with note payable balances.

Liquidity and Capital Resources

               The Company looks to finance its operations through private placements of equity securities, collection of subscription receivables and current sales. The Company had negative working capital of $1,431,955 on December 31, 2001. The capital infusion will be used for working capital needs, marketing, and to make payments on accounts and notes payable. There can be no assurance that additional funding will become available.

            The Company expects that its existing cash resources, operating cash flow, private placements and collection of subscriptions receivable will be sufficient to meet its operating requirements and ordinary capital spending needs. Subsequent to receiving these funding sources, the Company expects its cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs going forward.

         In addition, on February 5, 2002, the Company received $72,440 through a private placement to individual investors. This capital infusion is to be used to cover operations and working capital requirements for the next three months. Also, the Company is currently working on additional private placements to cover operations and working capital beyond this point.

ITEM 7.  FINANCIAL STATEMENTS

         The following  constitutes a list of Financial  Statements  included in
Part II of this Report beginning at page F-1 of this Report:

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page

Report of Robison, Hill & Co., Independent Certified Public Accountants................F - 1

Report of Hansen, Barnett & Maxwell, Independent Certified Public Accountants..........F - 2

Consolidated Balance Sheets  - December 31, 2001 and 2000..............................F - 3

Consolidated Statements of Operations for the Year Ended December 31, 2001 and for the
  Seven Months Ended December 31, 2000.................................................F - 4

Consolidated Statements of Stockholders' Equity for the Seven Months Ended December 31,
  2000 and for the Year Ended December 31, 2001........................................F - 5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2001 and for the
  Seven Months Ended December 31, 2000.................................................F - 6

Notes to the Consolidated Financial Statements.........................................F - 8

                           --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
  Knowledge Transfer Systems, Inc.

        We have audited the accompanying consolidated balance sheet of Knowledge Transfer Systems, Inc. and Subsidiary (the Company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Transfer Systems, Inc. and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations of $3,385,139 and has used $632,658 of cash in operating activities during the year ended December 31, 2001. As of December 31, 2001, the Company had a working capital deficit of $1,431,955. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                              Respectfully submitted


                                              /s/ Robison, Hill & Co.
                                              ---------------------------------
                                              Certified Public Accountants

Salt Lake City, Utah
March 18, 2002

  HANSEN, BARNETT & MAXWELL
  A Professional Corporation                              (801) 532-2200
  CERTIFIED PUBLIC ACCOUNTANTS                          Fax (801) 532-7944
                                                    5 Triad Center, Suite 750
Member of AICPA SEC Practice Section                    55 North 300 West
Member of Baker Tilly International              Salt Lake City, Utah 84180-1128



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders
  Knowledge Transfer Systems, Inc.

We have audited the accompanying consolidated balance sheet of Knowledge Transfer Systems, Inc. and Subsidiary (the Company) as of December 31, 2000 and the related consolidated statements of operations, stockholder's equity, and cash flows for the seven months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Transfer Systems, Inc. and Subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the seven months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations of $1,177,092 and has used $55,940 of cash in operating activities during the seven months ended December 31, 2000. As of December 31, 2000, the Company had a working capital deficit of $895,286. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                 /S/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
April 17, 2001

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
                              ASSETS
Current Assets
    Cash....................................................... $        3,021  $       22,144
    Trade accounts receivable net of $59,961 and $9,961
       allowance for doubtful accounts, respectively...........         13,288         121,598
    Inventory..................................................         56,115          92,810
                                                               ---------------  --------------
Total Current Assets...........................................         72,424         236,552

Property and Equipment, net of $22,657 and $7,677 accumulated
   depreciation, respectively..................................         21,377          36,508
Deposits.......................................................         12,027          12,027
Prepaid Compensation...........................................              -          57,075
Goodwill, net of $1,375,055 and $506,599 accumulated
   amortization, respectively....  ............................      2,967,223       3,835,679
                                                               ---------------  --------------

Total Assets...................................................$     3,073,051  $    4,177,841
                                                               ===============  ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable.....................................$       480,856  $      599,417
    Accrued liabilities........................................        130,365          93,405
    Deferred revenue...........................................        291,779               -
    Capital lease obligation - current portion.................         10,458           8,199
    Notes payable - current portion............................        202,771         289,792
    Notes payable - related parties............................        388,150         141,025
                                                               ---------------  --------------
Total Current Liabilities......................................      1,504,379       1,131,838
                                                               ---------------  --------------
Long-Term Liabilities
    Capital lease obligation - net of current portion..........              -          10,398
                                                               ---------------  --------------
Total Long-Term Liabilities....................................              -          10,398
                                                               ---------------  --------------

Stockholders' Equity
    Preferred stock - $0.001 par value; 10,000,000 shares
       authorized; no shares issued or outstanding.............              -               -
    Common stock - $0.001 par value; 100,000,000 shares
       authorized; 38,887,342 shares and 6,628,575 shares
       outstanding, respectively...............................         38,887           6,628
    Additional paid-in capital.................................      6,880,766       4,206,069
    Notes receivables from stockholders........................       (788,750)              -
    Accumulated deficit........................................     (4,562,231)     (1,177,092)
                                                               ---------------  --------------
Total Stockholders' Equity.....................................      1,568,672       3,035,605
                                                               ---------------  --------------

Total Liabilities and Stockholders' Equity.....................$     3,073,051  $    4,177,841
                                                               ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                       KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the      For the Seven
                                                                 Year Ended      Months Ended
                                                                December 31,     December 31,
                                                                    2001             2000
                                                               ---------------  --------------

Sales..........................................................$       636,241  $      677,313

Cost of Sales..................................................        518,767         616,363
                                                               ---------------  --------------

Gross Profit...................................................        117,474          60,950
                                                               ---------------  --------------

Operating Expenses
    Write down of inventory to market value....................         56,114          37,910
    General and administrative.................................      2,209,683         649,083
    Amortization of goodwill...................................        868,456         506,599
    Interest expense...........................................        368,360          44,450
                                                               ---------------  --------------

Total Operating Expenses.......................................      3,502,613       1,238,042
                                                               ---------------  --------------

Net Loss.......................................................$    (3,385,139) $   (1,177,092)
                                                               ===============  ==============

Basic and Diluted Loss Per Share...............................$        (0.11)  $       (0.19)
                                                               ===============  ==============
Weighted Average Number of Common
  Shares Used in Per Share Calculation.........................     30,387,778       6,164,124
                                                               ===============  ==============


















   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Notes
                                                                          Additional    Receivable                        Total
                                                   Common Stock             Paid-In        From        Accumulated    Stockholders'
                                              -----------------------
                                                Shares        Amount        Capital     Stockholders     Deficit         Equity
                                              -----------    ---------    -----------    -----------    -----------    -----------
Stock issued for net assets acquired,
   June 1, 2000 ...........................     5,639,345    $   5,639    $ 3,578,361    $      --      $      --      $ 3,584,000
Expenses paid by shareholder ..............       363,935          364        230,932           --             --          231,296
Cash contribution by shareholder ..........       313,119          313        198,687           --             --          199,000
Notes payable and accrued interest
   assumed by shareholder .................       312,176          312        198,089           --             --          198,401
Net loss for the period ...................          --           --             --             --       (1,177,092)    (1,177,092)
                                              -----------    ---------    -----------    -----------    -----------    -----------

Balance - December 31, 2000 ...............     6,628,575        6,628      4,206,069           --       (1,177,092)     3,035,605
Expenses paid by shareholder ..............       548,543          549        348,073           --             --          348,622
Accounts payable and interest
   paid by shareholder ....................       862,279          862        547,152           --             --          548,014
Assumption of note payable
   from shareholder .......................       (39,337)         (39)       (24,961)          --             --          (25,000)
Shares issued for services ................     4,000,000        4,000        196,000           --             --          200,000
Shares issued for notes receivable
   from stockholders, $0.05 per share .....    23,050,000       23,050      1,129,450     (1,042,500)          --          110,000
Shares issued for notes receivable
   from stockholders, $0.10 per share .....     2,515,000        2,515        248,985       (181,500)          --           70,000
Services received in satisfaction of
  notes receivable from stockholders ......          --           --             --          360,000           --          360,000
Acquisition of GoThink!com ................       248,247          248           (248)          --             --             --
Private placement offering for cash........       840,00           840        209,160           --             --          210,000
Foreign private placement offering
  for cash ................................       236,535          237         21,333           --             --           21,570
Cancellation of common stock and
  related note receivable .................        (2,500)          (3)          (247)           250           --             --
Cash received on notes receivable
   from stockholders ......................          --           --             --           75,000           --           75,000
Net loss for the year .....................          --           --             --             --       (3,385,139)    (3,385,139)
                                              -----------    ---------    -----------    -----------    -----------    -----------

Balance - December 31, 2001 ...............    38,887,342    $  38,887    $ 6,880,766    $  (788,750)   $(4,562,231)   $ 1,568,672
                                              ===========    =========    ===========    ===========    ===========    ===========










   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the      For the Seven
                                                                  Year Ended     Months Ended
                                                                  December 31,   December 31,
                                                                     2001            2000
                                                                --------------  --------------
Cash Flows From Operating Activities
    Net loss....................................................$   (3,385,139) $   (1,177,092)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
    Depreciation................................................        15,131           8,143
    Amortization of goodwill....................................       868,456         506,599
    Bad debt expense............................................        50,000               -
    Amortization of prepaid compensation........................        57,075          59,592
    Shares issued for accounts payable and interest.............       548,014               -
    (Gain) Loss on disposal of equipment........................           (50)          1,784
    Write down of obsolete inventory............................        56,114          37,910
    Expenses paid by shareholder................................       348,622         231,296
    Expenses paid with note payable.............................             -          17,527
    Services received in satisfaction of note receivable........       360,000               -
    Deferred revenue............................................       291,779               -
    Changes in assets and liabilities, net of effects from
      purchase of KT Solutions, Inc.:
       Trade accounts receivable................................        58,310         (28,003)
       Inventory................................................       (19,419)       (130,720)
       Trade accounts payable...................................        81,489         333,619
       Accrued liabilities......................................        36,960          83,405
                                                                --------------  --------------
Net Cash Used In Operating Activities...........................      (632,658)        (55,940)
                                                                --------------  --------------

Cash Flows From Investing Activities
    Capital expenditures for equipment..........................             -         (12,619)
    Decrease in deposits........................................             -           4,972
    Cash acquired in acquisition of KT Solutions, Inc...........             -           1,006
                                                                --------------  --------------
Net Cash Used In Investing Activities...........................             -          (6,641)
                                                                --------------  --------------

Cash Flows From Financing Activities
    Proceeds from borrowing under related party notes payable...       249,124          24,000
    Proceeds from collection of notes receivable from stockholders      75,000               -
    Principal payments on notes payable.........................      (114,020)       (134,031)
    Proceeds from issuance of common stock......................       411,570               -
    Principal payments under capital lease obligation...........        (8,139)         (4,244)
    Capital contribution by shareholder.........................             -         199,000
                                                                --------------  --------------
Net Cash Provided By Financing Activities.......................       613,535          84,725
                                                                --------------  --------------

Net Increase/(Decrease) In Cash.................................       (19,123)         22,144
Cash at Beginning of Period.....................................        22,144               -
                                                                --------------  --------------
Cash at End of Period...........................................$        3,021  $       22,144
                                                                ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                       KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   For the      For the Seven
                                                                 Year Ended      Months Ended
                                                                December 31,     December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Supplemental Disclosure of Cash Flow Information
    Cash paid for interest.....................................$        63,474  $       31,727
                                                               ===============  ==============

Supplemental Schedule of Noncash Investing and Financing Activities
    Common stock issued for services...........................$       200,000  $            -
    Common stock redeemed upon the assumption of a note payable         25,000               -
    Services rendered in satisfaction of notes receivable......        360,000               -
    Common stock issued for subscription receivable............      1,224,000               -
    Equipment acquired under capital lease obligation..........              -          22,841
    Notes payable and accrued interest assumed by shareholder..              -         198,401
    Purchase of KT Solutions, Inc.:
         Fair value of assets acquired and goodwill............$             -  $    4,581,520
         Liabilities assumed...................................              -        (997,520)
                                                               ---------------  --------------
         Common stock issued...................................$             -  $    3,584,000
                                                               ===============  ==============





























   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization- On August 1, 1992, Missaticum, Inc. was incorporated under the laws of the State of California. On October 4, 1996, the Company changed its name to KT Solutions, Inc. It was formed for the purpose of developing technology based training solutions. It creates software programs that are used to teach and train individuals how to operate popular business and home use software programs.

On June 1, 2000, the former shareholders of the Company entered into a stock exchange agreement with enSurge, Inc. (enSurge) whereby enSurge acquired all of the outstanding common shares of KT Solutions, Inc. from its former shareholders in exchange for the issuance of 500,000 shares of enSurge's common stock and options to purchase 250,000 shares of enSurge's common stock at $4.00 per share. In addition, enSurge issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finder's fee. As a result, the Company was a wholly-owned subsidiary of enSurge, Inc.

The acquisition of the KT Solutions, Inc. was recorded by enSurge using the purchase method of accounting. The 500,000 common shares issued and the 300,000 options issued were recorded at their fair values of $2,240,000 ($4.48 per share) and $1,344,000, respectively. The value of the options was determined using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 6.0%, expected dividend yield of 0%, volatility of 577% and expected life of 5 years.

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

Reorganization - On April 25, 2001, enSurge, consummated a stock exchange agreement with GoThink!.com, Inc., a publicly-held Nevada corporation, whereby enSurge exchanged all of the 1,368,387 outstanding common shares of KT Solutions, Inc. for 8,000,060 shares of GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly-owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,247 shares of common stock outstanding prior to the stock exchange, but after a 1-for-100 reverse stock split.

The stock exchange has been accounted for as the reorganization of KT Solutions, Inc. Accordingly, the accompanying financial statements have been restated to reflect the effects of the 5.84-for-1 equivalent stock split that resulted from 8,000,060 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. GoThink!.com, Inc. had no assets or operations prior to or at the date of the reorganization. Accordingly, the acquisition of GoThink!.com, Inc. was not considered a business combination but was considered the issuance of 248,247 shares of common stock for no consideration. The operations of GoThink!.com, Inc. have been included in the accompanying financial statements from April 1, 2001 (which was the beginning of the accounting period during which GoThink!.com, Inc. was purchased).

On April 23, 2001, the articles of incorporation of GoThink!.com, Inc. were amended to change its name to Knowledge Transfer Systems, Inc. Through April 1, 2001, KT Solutions, Inc. is referred to as "the Company," thereafter that reference refers to Knowledge Transfer Systems, Inc. and KT Solutions, Inc. on a consolidated basis. Intercompany accounts and transactions have been eliminated in consolidation.

The following unaudited pro forma financial statement data presents the results of operations of the Company assuming the acquisition of KT Solutions, inc. by enSurge, the purchase of GoThink!.com, Inc. and the

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

issuance of 10,000,000 shares of common stock for services in connection with the reorganization of KT Solutions, Inc. had occurred at the beginning of each of the years ended December 31, 2001 and 2000. The unaudited pro forma results have been prepared for illustrative purposes only and do not represent actual results of operations nor is it indicative of actual or future operating results that may occur.
                                                         2001           2000
                                                    -------------    ----------
                                                              (Unaudited)
        Sales.......................................$     636,241    $1,037,532
        Net loss....................................   (3,385,139)   (2,094,999)
        Basic and diluted loss per share............        (0.08)        (0.05)

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Condition - The Company has incurred a net loss from operations for the seven months ended December 31, 2000 and for the year ended December 31, 2001 of $1,177,092 and $3,385,139, respectively, and the Company used $55,940 and $632,658 of cash in operating activities during those same periods. As of December 31, 2001, the Company had a working capital deficit of $1,431,955. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract with a major publisher in the information technology sector to market the Company's products. In addition, the Company has signed distribution agreements with three other companies to market the Company's products globally. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize goodwill and other assets. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Financial Instruments - The carrying amounts reported in the accompanying financial statements for cash, trade accounts receivable, trade accounts payable, accrued liabilities, capital lease obligations and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

Inventory - Inventory is stated at the lower of cost (using the first-in, first-out method) or market value. Inventory consists of produced software products available for sale.

Property and Equipment - Property and equipment are stated at cost and consist of furniture, fixtures and computer equipment. Maintenance and repairs are charged to operations while major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. Depreciation is computed using the straight- line method over the estimated useful lives of the property and equipment, which are three to seven years.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

Long-Lived Assets - The realizability of long-lived assets, which includes goodwill, is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analysis involves significant management judgment to evaluate the capacity of an asset to perform within projections. Based upon management's analysis, no impairment loss was recognized in the accompanying financial statements.

Revenue Recognition - Revenue from the sale of technology-based training products is recognized upon delivery, acceptance and the determination that payment by the customer is likely. Payments collected from customers prior to recognition of the related sales are recorded as deferred revenue.

Concentration of Credit Risk and Major Customer - Trade accounts receivable subject the Company to concentration of credit risk. This risk arises because $21,842 of trade accounts were from one customer which is a national franchise and has a license agreement with the Company that can be terminated with 90 days notice by the customer. Sales to the customer amounted to approximately $354,000, or 56% of sales, during the year ended December 31, 2001.

Technology-Based Training Products - Costs incurred to design, develop and create new training materials to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred to acquire rights to training materials and convert the materials into the Company's technology-based training products are expensed as incurred.

Royalties - The Company incurred a 5% royalty based upon gross sales for the use of certain development technologies until a total of $850,000 was paid. The royalty was recognized as expense as incurred through December 31, 2000. Common stock was issued in satisfaction of a portion of this royalty with the remaining $202,771 due under the royalty arrangement reflected as notes payable in the accompanying financial statements.

During 2001, the Company paid $325,000 for the right to use some IT Curriculum produced by a major IT publisher. This payment provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. The cost to acquire the rights to the training materials was expensed when incurred.

The Company has entered into an agreement to acquire the rights to training materials for many computer software applications. Under the terms of the related agreement, the Company is obligated to pay a royalty of 15% of net revenue when resold or licensed.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                       2001            2000
                                                  -------------  --------------
        Furniture and fixtures....................$       2,500  $        2,500
        Computer equipment........................       41,534          41,685
                                                   -------------  --------------

        Total Property and Equipment..............$      44,034  $       44,185
                                                  =============  ==============


Depreciation expense for the year ended December 31, 2001 and for the seven months ended December 31, 2000 was $15,131 and $1,843, respectively.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

                                                                       2001          2000
                                                                   ------------- -------------
Non-interest bearing royalty obligations, due $11,000 per month,
   unsecured, interest accrued at 10% due to being in default..... $     202,771 $     289,792
                                                                   ============= =============

Related Party Notes Payable

    15% Note payable to a relative of an officer, due on demand,
      unsecured................................................... $      20,000 $      20,000
    Note payable to an officer, due on demand, unsecured..........        12,000             -
    12% Note payable to an officer, due on demand, unsecured......         3,000         3,000
    24% Note payable to an officer, due on demand, unsecured......       216,125             -
    Note payable, due on demand, unsecured........................        20,000             -
    20% Note payable, due on demand, unsecured....................        75,000        75,000
    8% Note payable, due on demand, unsecured.....................        42,025        43,025
                                                                   ------------- -------------

    Notes Payable - Related Party................................. $     388,150 $     141,025
                                                                   ============= =============

NOTE 4 - LEASE OBLIGATIONS

Operating Lease - The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. Rent expense under this lease was $48,660 for the year ended December 31, 2001 and $43,225 for the seven months ended December 31, 2001. The following is a schedule by years of future minimum rental payments as of December 31, 2001:


        Years Ending December 31:
               2002................................................$      84,540
               2003................................................       84,540
               2004................................................       84,540
               2005................................................       14,090
                                                                   -------------

               Total...............................................$     267,710
                                                                   =============

Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease as of December 31, 2001 and 2000 was as follows:

                                                                          December 31,
                                                                   ---------------------------
                                                                       2001          2000
                                                                   ------------- -------------
        Equipment..................................................$      22,841 $      22,841
        Less: Accumulated depreciation.............................       13,704         4,568
                                                                   ------------- -------------

               Net Cost............................................$       9,137 $      18,273
                                                                   ============= =============

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASE OBLIGATIONS (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                    December 31, December 31,
                                                                       2001          2000
                                                                   ------------- -------------
      Year Ending December 31:
          2001.....................................................$           - $      10,452
          2002.....................................................       11,292        10,452
                                                                   ------------- -------------
          Total minimum lease payments.............................       11,292        20,904
          Less: Amount representing executory costs................         (864)       (1,728)
                                                                   ------------- -------------
          Net minimum lease payments...............................       10,428        19,176
          Less: Amount representing interest.......................         (834)         (579)
                                                                   ------------- -------------
          Present value of net minimum lease payments..............        9,594        18,597
          Less: Current portion....................................        9,594         8,199
                                                                   ------------- -------------

          Capital Lease Obligation - Long Term.....................$           - $      10,398
                                                                   ============= =============

NOTE 5 - STOCKHOLDER'S EQUITY

On April 23, 2001, the Company's articles of incorporation were amended to change the par value of its capital stock from $0.01 to $0.001 per share and to change the authorized capital to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors are authorized to designate classes and series of the preferred stock, including designations, preferences, conversion rights, cumulative, relative, participating, optional, voting or other rights, and qualifications, limitations or restrictions. The Board of Directors has not designated any preferred stock for issuance.

On April 25, 2001, enSurge, Inc. was issued 8,000,060 common shares upon the reorganization of KT Solutions, Inc. into GoThink!.com, Inc. KT Solutions, Inc. was considered the accounting acquirer in the reorganization and the historical equity transactions of KT Solutions, Inc. have been restated for the effects of the reorganization on a retroactive basis similar to a 5.84-for-1 stock split. Each equity transaction with enSurge prior to April 25, 2001 has been allocated a pro rata number of the 8,000,060 common shares issued and each transaction has been valued based on the fair value of the enSurge shares issued, as follows:
During February and March 2001, 548,543 shares were issued for services valued at $348,622, or $0.64 per share. On February 14, 2001, 862,279 shares were issued to creditors of the Company in satisfaction of $243,128 of trade accounts payable but recorded at the fair value of the shares issued $548,014, or $0.64 per share. The excess fair value of $304,886 was recognized as interest expense.

On March 27, 2001, 39,337 shares were redeemed at $0.64 per share from an officer in exchange for the assumption of a $25,000 note payable to the officer. The shares redeemed were valued at $25,000. There were no unstated rights given to the officer in the transaction.

On March 1, 2001, the Company agreed to issue 4,000,000 shares of common stock to officers, employees and consultants of KT Solutions, Inc. for services. The common stock was issued on April 25, 2001 and was valued

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDER'S EQUITY (Continued)

at $200,000, or $0.05 per share, based on an assessment of the fair value of the common stock of Knowledge Transfer Systems, Inc. on March 1, 2001, as determined by the Board of Directors.

On March 1, 2001, the Company agreed to issue and on April 25, 2001 it issued 23,050,000 shares of common stock at $0.05 per share to employees, consultants and other investors in exchange for cash in the amount of $110,000 and for notes receivable totaling $1,042,500. On April 25, 2001, the Company issued 2,515,000 shares of common stock at $0.10 in exchange to employees and other investors for cash in the amount of $70,000 and for notes receivable totaling $181,500. The notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes. The notes bear interest at 6% and are due on December 31, 2003 and December 31, 2005. As of December 31, 2001, the Company had accepted the services of four individuals in satisfaction of $360,000 of the notes that were received upon the issuance of common stock at $0.05 per share and has recognized compensation expense during 2001 of $360,000.

In connection with the reorganization of KT Solutions, Inc. into GoThink!.com, Inc., 248,247 shares of GoThink!.com, Inc. remained outstanding. For financial reporting purposes, these shares were accounted for as having been issued on April 25, 2001 to acquire the net monetary assets of GoThink!com, Inc. Since no monetary assets were received nor were any liabilities assumed, the 248,247 common shares were recorded at zero value.

On April 25, 2001, the Company entered into an agreement with a public relations firm whereby the Company issued 3,000,000 shares of common stock to the public relations firm for investor relations services to be rendered to the Company over a period of two years following the Company's common stock being listed on the OTB Electronic Bulletin Board. The agreement was formalized on August 15, 2001. The 3,000,000 common shares issued were originally value at $300,000, or $0.10 per share, based on the assessed fair value of the common stock on April 25, 2001, as determined by the Board of Directors. On December 3, 2001, the agreement was terminated and the 3,000,000 shares were returned to the Company and cancelled. As a result, the expense previously recognized was reversed and resulted in no expense being recognized during 2001 from the agreement.

On August 27, 2001, the Company issued 840,000 shares of common stock in a private placement offering for cash totaling $210,000, or $0.25 per share.

On December 4, 2001, the Company issued 236,535 shares of common stock in a foreign private placement offering for cash totaling $21,570, or $0.09 per share.

In addition, the Company received $75,000 on its outstanding notes receivable from stockholders during the year ended December 31, 2001.

NOTE 6 - STOCK OPTIONS

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS  (Continued)

adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non- employees at their fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

On August 3, 2001, the Board of Directors adopted the 2001 Stock Option Plan, which authorized the Company to grant incentive stock options or non-qualified options to eligible employees for the purchase of up to 1,500,000 shares of common stock. Options granted under the plan must be exercisable at prices not less than 100% of the market value of the underlying common stock on the date granted (110% if granted to a holder of 10% or more of the outstanding common stock of the Company) and may be exercisable for up to ten years.

Effective June 1, 2001, the Board of Directors adopted the 2001 Non-Qualified Stock Option and Incentive Plan, which authorized the Company to grant employees and directors of the Company and its subsidiaries, as well as consultants and other persons rendering services to the Company options to purchase up to 3,500,000 shares of common stock. If options granted are intended to be incentive options, they must be exercisable at prices not less than 100% of the market value of the underlying common stock on the date granted (110% if granted to a holder of 10% or more of the outstanding common stock of the Company). Options granted may be exercisable for up to ten years.

A summary of the status of the Company's two stock option plans as of December 31, 2001 and changes during the year then ended are presented below:

                                                              Number of      Weighted-Average
                                                               Options        Exercise Price
                                                            --------------  ------------------
Balance Outstanding, December 31, 2000.....................              -         $ -
Granted....................................................      3,598,000         0.11
Forfeited..................................................       (125,000)        0.18
                                                            --------------
Balance Outstanding, December 31, 2001.....................      3,473,000         0.11
                                                            ==============
Balance Exercisable, December 31, 2001.....................              -          -
                                                            ==============

Weighted-average fair value of options granted
  during the year.......................................... $      0.38

The following table summarizes information about stock options at December 31, 2001:

                             Options Outstanding                       Options Exercisable
                 --------------------------------------------      ---------------------------
                                    Weighted-      Weighted                        Weighted-
   Range of                          Average        Average                         Average
   Exercise          Number         Remaining      Exercise           Number       Exercise
    Prices        Outstanding    Contractual Life    Price          Exercisable      Price
---------------  --------------  ---------------  -----------      ------------- -------------
    $ 0.10            1,450,000        5.0 years       $ 0.10                  -      $ -
     0.11             2,000,000        5.0 years         0.11                  -        -
     0.18                23,000        5.0 years         0.18                  -        -
                 --------------                                    -------------
 $0.10 - $0.18        3,473,000        5.0 years         0.11                  -        -
                 ==============                                    =============

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTIONS  (Continued)

No compensation expense was recognized during the year ended December 31, 2001 relating to stock options. Had compensation expense for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for options granted under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. The Company estimated the fair value of the stock options at the grant date using the Black- Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model for the year ended December 31, 2001: risk-free interest rate of 4.1%, dividend yield of 0%, volatility of 332%, and expected lives of
5.0 years.

        Net loss, as reported.................................................. $  (3,385,139)
        Net loss, pro forma....................................................    (3,456,642)
        Basic and diluted loss per share, as reported..........................         (0.11)
        Basic and diluted loss per share, pro forma............................         (0.11)

NOTE 7 - SUBSEQUENT EVENTS

On February 5, 2002, the Company issued 1,503,095 shares of common stock in a private placement offering for cash in the amount of $72,440, or $0.05 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.



              Name                    Age



Steven K. Burke................      (48)          President, CEO, and Chairman

Gail C.Burke...................      (41)          Secretary

Chris Ryan.....................      (47)          VP of Sales and Marketing

Jeff Frankel...................      (49)          Chief Technology Officer

William E. Chipman Sr..........      (56)          Chief Financial Officer

John C. Graham.................      (49)          Director

David Manovich.................      (50)          Director

Mark Coulter...................      (47)          Director



All of the Company's directors serve for terms of one year each until their successors are elected and qualified.

Steve K. Burke - Chairman and Chief Executive Officer

Mr. Burke brings more than 25 years experience in Marketing, operations and information technology to Knowledge Transfer Systems, Inc. In his role as chairman and CEO, he has been focused on guiding the company to be a leader in the eLearning market. During his tenure, Mr. Burke has implemented a new corporate identity and company strategy. His leadership has positioned the company for rapid growth in the industry. Prior to joining KTSI, Mr. Burke was a principal partner at Emerson Capital Corporation, a business brokerage and investment firm in San Francisco. In addition, he has held several senior sales and marketing management positions over the years. Mr. Burke graduated with a bachelor's degree in Business Administration and a masters in Finance from the University of Wyoming.

Gail C. Burke - Secretary

Ms. Burke is the General Manager of One Market Plaza, which is owned and operated by Equity Office Properties. One Market Plaza is a San Francisco landmark commercial property, (1.4 million square feet). She has spent over a decade managing various commercial and residential properties in Northern California. Prior to Equity Office, Ms. Burke held senior management position at CB Richard Ellis.

Ms. Burke graduated with a bachelor's degree in Business Administration from San Jose State University. In addition, she has a California Real Estate Brokers License as well as an RPA.

Chris Ryan - Vice President, Sales and Marketing

Mr. Ryan has over 25 years of Sales and Marketing experience with high technology hardware and software companies, including 8 years in the training industry. Most recently, he set up and ran North American sales for WBT Systems, an eLearning infrastructure company. Prior to WBT, Mr. Ryan was at SmartForce (CBT Systems) in various sales and sales management roles and participated in the growth from $11 million to over $125 million in sales and the first ever eLearning initial public offering. Mr. Ryan graduated from UCLA with a BA in Economics.

Jeff Frankel - Chief Technology Officer

Currently, Mr. Frankel spearheads development of Knowledge Transfer System's new products and technologies for the cost-effective production of rich multimedia content. Prior to joining KTSI, he was the Chief Information Officer for New Horizons Computer Learning Centers. While at New Horizons, Jeff was responsible for the implementation of a worldwide client relationship management system and oversaw several initiatives that introduced technology based training into the New Horizons system.

William E. Chipman - Chief Financial Officer

Mr. Chipman, over the past 34 years, prior to joining Knowledge Transfer Systems, Inc., had been involved with a number of public and private companies as a director and has served as the chief financial officer for several of these organizations. He is a former CPA and has owned several companies. Mr. Chipman has a BS in Business Administration from Merrimack College, N. Andover, MA.

John C. Graham - Member, Knowledge Transfer Systems Board of Directors

Mr. Graham founded International Catastrophe Insurance Managers, LLC, ("ICAT") in July 1998. ICAT specializes in providing commercial catastrophe insurance coverages to small businesses located in catastrophe-exposed regions of the United States. ICAT's business is produced exclusively through licensed insurance agents and brokers who communicate electronically with ICAT via its website (www.icatmanagers.com).

Prior to founding ICAT, Mr. Graham spent 21 years with E. W. Blanch Co. (now Benfield Blanch) as a reinsurance intermediary. At Blanch, he was an Executive Vice President, responsible for the Western Region of the USA. Additionally, he served as a member of the Board of Directors of E. W. Blanch Company, Paragon Reinsurance Risk Management Services, Inc., and Blanch Capital Risk Solutions, Inc. He joined EWB in 1977. Under his leadership, Blanch became the largest treaty reinsurance intermediary on the West Coast, placing in excess of $1 billion of reinsurance premium into the marketplace.

Mr. Graham was E. W. Blanch Co.'s project leader for the placement of the California Earthquake Authority's $3.5 billion reinsurance program, the largest reinsurance placement in the history of the market. He currently consults to Blanch as the ongoing project leader for the CEA's reinsurance placement.

Mr. Graham also helped to found the Hawaii Hurricane Relief Fund. Throughout his career, he has worked with insurance companies to provide them with counsel regarding their catastrophe exposures and to assist them in purchasing reinsurance coverages. Mr. Graham is currently a member of the Advisory Board to the National Center for Atmospheric Research.

Mr. Graham is a graduate of the University of California-Santa Barbara and Colorado State University, with a Bachelor of Arts degree in US History. He was drafted by the Miami Dolphins as a quarterback in 1978. He is married and has three children.

David Manovich - Member, Knowledge Transfer Systems Board of Directors

Mr. Manovich has held several senior management positions in the high technology industry during his career. Most recently as Senior Vice President and COO of @Road. Prior to joining @Road, Mr. Manovich was with the Investment
Banking/Consulting firm of Union Atlantic where he assisted a variety of hardware/software and internet related companies with their development and growth.

Mr. Manovich spent over 11 years with Apple Computer, where he held executive positions in the USA and Europe. His most resent position was Executive Vice President Worldwide Sales and Service. During his tenure at Apple, the company grew from $1.8B in annual revenue to over $11B. Mr. Manovich was also Vice President of Sales for Fujitsu PC Corporation during their initial entry into the US marketplace. Fujitsu PC grew from zero to over $150M in its first year of operation.
During his career, Mr. Manovich was also a CPA with the accounting firm of Deloitte, Haskins and Sells and holds an MBA in Finance and a BS in Business Administration from the University of Montana.

Mark Coulter - Member, Knowledge Transfer Systems Board of Directors

Mark Coulter has over 25 years of experience in the direct mail/direct marketing Industry, with specific strengths in the training, development and career enhancement market segments. Mr. Coulter established himself as a direct marketing and mail specialist while with Kansas City based, Fred Pryor Seminars from 1980 to 1988. Mr. Coulter successfully directed the growth of the direct marketing division to a national level. He created and implemented the industry's first and largest database marketing prospect list system. Mr. Coulter was integral in the company's growth from $2M to $20M in Annual sales. He was also directly involved in overseeing Fred Pryor Seminar's target marketing, program development and new product development divisions.

In 1988, Mr. Coulter founded List Emporium, Inc., a direct mail database list management and brokerage firm. Mr. Coulter grew the List Emporium into one of the nation's largest firms, specializing in training and development direct mail marketing.

As President of The List Emporium, Mr. Coulter has established offices in Annapolis, MD, Boulder, CO, Asheville, NC and the Netherlands. He has also assisted clients in developing marketing programs in the Pacific Rim. Mr. Coulter still maintains his specialty is "providing opportunities for smaller, upstart companies to grow quickly, efficiently and effectively." Other successful entities Mr. Coulter has created include;

ListMart - a rapidly growing consumer list brokerage firm.

Danielle, McKenzie and Alexander - A consulting firm specializing in direct mail marketing programs.

E-Mail Trends - an entity that is addressing the future of the successful creation of internet direct mail marketing.

Mr. Coulter is active in a variety of charitable organizations. Most notably as a founding member of Social Venture Partners, an organization dedicated to raising venture capital for charitable fundraising causes. He is also an active supporter of "Challenge Aspen", an organization dedicated to providing challenging, yet stimulating outdoor activities for the physically disabled. Mr. Coulter received a business degree from the University of Missouri - Kansas City, in 1980. He is married and has one daughter.

ITEM 10.  EXECUTIVE COMPENSATION

Steve K. Burke served as CEO of Knowledge Transfer Systems, Inc. during 2001 and was compensated $42,000 during that time period. No other officer of the company was compensated in excess of $100,000 during 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  Name and Address              Amount and Nature      Percent
Title of Class    of Beneficial Owner           of Beneficial Owner    of Class
--------------    ---------------------------   -------------------    --------

Common stock      Steven K. Burke               12,000,000 shares       29.7%
                  62 Crestmont Drive            President, CEO
                  Parkville, MO 64152           and Director

Common stock      Gail Burke                    50,000 shares            0.1%
                  62 Crestmont Drive            Secretary
                  Parkville, MO 64152

Common stock      William E. Chipman Sr.        403,063 shares           1.0%
                  7605 N. Crest Road            Chief Financial Officer
                  Eagle Mtn., Utah 84043

Common stock      Chris Ryan                    500,000 shares           1.2%
                  7605 N. Crest Road            VP Sales and Marketing
                  Eagle Mtn., Utah 84043

Common stock      enSurge, Inc.                 5,700,000 shares        14.1%
                  435 West Universal Circle     Investor
                  Sandy, UT 84043

Common stock      JCL Holding, Inc.             3,700,000 shares         9.2%
                  6500 N.W. Turnberry Ct        Investor
                  Parkville, MO 64152

Common stock      Blue Ridge Financial          3,296,300 shares         8.2%
                  3235 Winding Pine Trial       Investor
                  Longwood, FL 32779

Common stock      John S. Schoene               2,050,180 shares         5.1%
                  5272 Garlander Tr             Investor
                  Oviedo, FL 32765

Common stock      David Manovich                250,000 shares           0.6%
                  1616 Chapin Avenue            Outside Director
                  Burlingame, CA 94010


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2001 and 2000, notes payable to related parties amounted to $388,150 and $141,025, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

(a) Exhibits.

None.

(b).     Reports on Form 8-K:
         --------------------

None


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Knowledge Transfer Systems, Inc.

Date:        March 28, 2002               /s/ Steve K. Burke
                                          --------------------------
                                          Steve K. Burke
                                          President and Chief Executive Officer