Form 10QSB
period 2002-03-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2002-05-15
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-28417

                        Knowledge Transfer Systems, Inc.
                          [Formerly, GoThink!com, Inc.]
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                 76-0599457
--------------------------------------      -----------------------------------
      (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

                                  110 Broadway
                               Oakland, CA 94607
                    (Address of principal executive offices)

                                 (510) 251-6230
                           (Issuer's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X       No

There were 43,705,549 shares of common stock, $0.001 par value, issued and outstanding as of May 14, 2002.

                        Knowledge Transfer Systems, Inc.
                                   FORM 10-QSB



                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                      Page
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - March 31, 2002 (Unaudited)
       and December 31, 2001..................................................................        3

     Consolidated Statements of Operations (Unaudited) for the Three
       Months Ended March 31, 2002 and 2001...................................................        4

     Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Three Months Ended March 31, 2002......................................................        5

     Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 2002 and 2001.............................................        6

     Notes to Consolidated Financial Statements (Unaudited)...................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       14

                           PART II - OTHER INFORMATION

Item 2. Legal Proceedings.....................................................................       16

Item 6. Exhibits and Reports on Form 8-K       ...............................................       16

Signatures    ................................................................................       16

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                            March 31 ,    December 31,
                                                                                               2002          2001
                                                                                           -----------    -----------

                                     ASSETS
Current Assets
     Cash...............................................................................   $    11,733   $     3,021
     Trade accounts receivable net of $9,960 and $9,960 allowance for
        doubtful accounts, respectively ................................................        45,117         13,288
     Inventory .........................................................................        55,498         56,115
                                                                                           -----------    -----------
         Total Current Assets ..........................................................       112,348         72,424

Property and Equipment, net of $26,402 and $22,657
   accumulated depreciation, respectively ..............................................        17,632         21,377
Deposits ...............................................................................        12,027         12,027
Goodwill, net of $1,375,055 and $1,375,055 accumulated amortization,
   respectively ........................................................................     2,967,223      2,967,223
                                                                                           -----------    -----------

Total Assets ...........................................................................   $ 3,109,230    $ 3,073,051
                                                                                           ===========    ===========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable ............................................................   $   450,945    $   480,856
     Accrued liabilities ...............................................................       121,157        130,365
     Deferred revenue ..................................................................       161,304        291,779
     Capital lease obligation - current portion ........................................         7,982         10,458
     Notes payable - current portion ...................................................       202,771        202,771
     Notes payable - related parties ...................................................       460,947        388,150
                                                                                           -----------    -----------
         Total Current Liabilities .....................................................     1,405,104      1,504,379
                                                                                           -----------    -----------

Stockholders' Equity
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;
        no shares issued or outstanding ................................................          --             --
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        41,951,379 shares and 38,887,342 shares outstanding ............................        41,951         38,887
     Additional paid-in capital ........................................................     7,063,877      6,880,766
     Notes receivable from stockholders ................................................      (788,750)      (788,750)
     Accumulated deficit ...............................................................    (4,612,952)    (4,562,231)
                                                                                           -----------    -----------
         Total Stockholder's Equity ....................................................     1,704,126      1,568,672
                                                                                           -----------    -----------

Total Liabilities and Stockholders' Equity .............................................   $ 3,109,230    $ 3,073,051
                                                                                           ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    For the Three Months Ended
                                                     March 31,       March 31,
                                                       2002             2001
                                                   ------------     -----------
Sales .........................................    $    193,139     $   144,541

Cost of Sales .................................           1,336         234,786
                                                   ------------     -----------
Gross Profit ..................................         191,803         (90,245)
                                                   ------------     -----------

Operating Expenses
     General and administrative ...............         209,906         830,497
     Amortization of goodwill .................            --           217,114
     Interest expense .........................          32,618         325,025
-----------------------------------------------    ------------     -----------

     Total Operating Expenses .................         242,524       1,372,636
                                                   ------------     -----------

Income (Loss) From Operations .................         (50,721)     (1,462,881)
                                                   ------------     -----------

Income (Loss) Before Income Taxes .............         (50,721)     (1,462,881)
Income Tax Expense ............................            --              --
-----------------------------------------------    ------------     -----------

Net Income (Loss) .............................    $    (50,721)    $(1,462,881)
                                                   ============     ===========

Basic and Diluted Income (Loss) per Share .....    $      (0.00)    $     (0.20)
                                                   ============     ===========

Weighted Average Number of Common
 Shares Used in Per Share Calculation .........      41,291,915       7,335,767
                                                   ============     ===========














The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             Additional       Notes                          Total
                                     Common Stock             Paid-In     Receivable from    Accumulated   Stockholders'
                               ------------------------
                                   Shares     Amount            Capital    Stockholders        Deficit         Equity
                               -----------  -----------    -------------   -------------    -------------   -------------
Balance - December 31, 2001.... 38,887,342  $    38,887    $   6,880,766   $    (788,750)   $  (4,562,231)  $   1,568,672

Issuance of common stock.......  3,064,037        3,064          183,111               -                -         186,175

Net loss for the period........          -            -                -               -          (50,721)        (50,721)
                               -----------  -----------    -------------   -------------    -------------   -------------

Balance - March 31, 2002....... 41,951,379  $    41,951    $   7,063,877   $    (788,750)   $  (4,612,952)  $   1,704,126
                               ===========  ===========    =============   =============    =============   =============


































The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Three     For the Three
                                                                                  Months Ended      Months Ended
                                                                                  March 31,2002     March 31, 2001
Cash Flows From Operating Activities
   Net loss...................................................................... $     (50,721)   $  (1,462,881)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...............................................................         3,745            3,946
     Amortization of goodwill....................................................             -          217,114
     Amortization of prepaid compensation........................................             -           14,335
     Notes Receivable............................................................             -          (25,000)
     Deferred revenue............................................................      (130,475)         350,000
   Changes in  assets  and  liabilities,  Net of  effects  from  purchase  of KT
    Solutions, Inc:
     Trade accounts receivable...................................................       (31,830)          (6,172)
     Inventory...................................................................           617                -
     Trade accounts payable......................................................       (29,912)        (355,115)
     Accrued liabilities.........................................................        (9,208)         139,185
                                                                                  --------------   -------------
     Net Cash Provided by/ (Used In) Operating Activities........................      (247,784)      (1,124,588)
                                                                                  -------------    --------------

Cash Flows From Financing Activities
   Proceeds from borrowing under notes payable...................................             -                -
   Proceeds from borrowing under related party notes payable.....................       113,297          317,000
   Proceeds from enSurge Intercompany Loan.......................................             -        1,500,333
   Principal payments on notes payable...........................................       (40,500)         (41,541)
   Proceeds from issuance of common stock........................................       186,175         (628,697)
   Principal payments under capital lease obligation.............................        (2,476)          (1,936)
                                                                                  --------------   --------------

     Net Cash Provided by / (Used In) Financing Activities.......................       256,496        1,145,159
                                                                                  -------------    -------------

Net Increase / (Decrease) In Cash................................................         8,712          (20,571)
Cash at Beginning of Period......................................................         3,021           22,144
                                                                                  -------------    -------------
Cash at End of Period............................................................ $      11,733    $      42,715
                                                                                  =============    =============

Interest Paid
   Interest expense.............................................................. $      40,136    $           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Reorganization - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were
transferred  to   GoThink!.com   Inc.  in  exchange  for  8,000,000   shares  of
GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly-owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,239 shares of common stock outstanding prior to the stock exchange but after a 1-for-100 reverse stock split.

The stock exchange has been accounted for as the reorganization of KT Solutions, Inc. Accordingly, the accompanying financial statements have been restated to reflect the effects of the 5.84-for-1 equivalent stock split that resulted from 8,000,000 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. GoThink!.com, Inc. had no assets or operations prior to or at the date of the reorganization. Accordingly, the acquisition of GoThink!.com, Inc. was not considered a business combination but was considered the issuance of common stock in exchange for the assumption of liabilities. The 248,239 common shares held by the GoThink!.com, Inc. shareholders that remained outstanding were recorded as issued in exchange for the assumption of $57,560 of accounts payable. The operations of GoThink!.com, Inc. have been included in the accompanying financial statements from April 1, 2001 (which was the beginning of the accounting period during which GoThink!.com, Inc. was purchased).

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

Business Condition-The Company has incurred a net loss from operations for the three months ended March 31, 2001 and March 31, 2002 of $1,462,881 and $50,721, respectively, and the Company used $1,124,588 and $247,784 of cash in operating activities during that same period. As of March 31,2002, the Company had a working capital deficit of $1,292,756. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract to market its products and additional potential products through a national publisher's web site. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize goodwill and other assets. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During 2001, the Company paid $325,000 for the right to use the Information Technology (IT) curriculum produced by IT provider. This payment provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. The cost to acquire the rights to the training materials was expensed when incurred.

The Company has entered into various agreements to acquire the rights to training materials for many computer software applications. Under the terms of these related agreements, the Company is obligated to pay a royalty when resold or licensed.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                    March 31,     December 31,
                                                                                         2002             2001
                                                                                -------------   --------------
         Furniture and fixtures.................................................$       2,500   $        2,500
         Computer equipment.....................................................       41,534           41,534
                                                                                -------------   --------------

         Total Property and Equipment...........................................$      44,034   $       44,034
                                                                                =============   ==============

Depreciation expense for the three months ended March 31, 2002 and March 31, 2001 was $3,745 and $3,946 respectively.

NOTE 3 - NOTES PAYABLE

                                                                                      March 31,     December 31,
                                                                                           2002             2001
                                                                                  -------------   --------------
Notes Payable
     Non-interest bearing royalty obligations, due $11,000 per month,
         unsecured, interest accrued at 10% due to being in default               $     202,771    $     202,771
                                                                                  =============    =============
Related Party Notes Payable
     15% Note payable to a relative of an officer, due on demand,
        unsecured................................................................ $      20,000    $      20,000
     Note payable to an officer, due on demand, unsecured........................        15,797           12,000
     12% Note payable to an officer, due on demand, unsecured....................         3,000            3,000
     12% Note payable to an officer, due on demand, unsecured....................        30,000               --
     12% Note payable to an officer, due on demand, unsecured....................        32,500               --
     12% Note payable to an officer, due on demand, unsecured....................        12,500               --
     24% Note payable to an officer, due on demand, unsecured....................       196,125          216,125
     Note payable, due on demand, unsecured......................................        40,000           20,000
     20% Note payable, due on demand, unsecured..................................        75,000           75,000
     8% Note payable, due on demand, unsecured...................................        36,025           42,025
                                                                                  -------------    -------------

     Notes Payable - Related Party                                                $     460,947    $     388,150
                                                                                  =============    =============

NOTE 4- LEASE OBLIGATIONS

Operating Lease-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. Rent expense under this lease was $24,950 and $18,105 for the three months ended March 31, 2002 and 2001, respectively. The following is a schedule by years of future minimum rental payments.

            Year Ending December 31:
2002......................................................................   $ 63,405
2003 .....................................................................     84,540
2004 .....................................................................     84,540
2005 .....................................................................     14,090
                                                                             --------

Total ....................................................................   $246,575
                                                                             ========

Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease was as follows:

                                                                                      March 31,     December 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
         Equipment............................................................... $      22,841    $      22,841
         Less: Accumulated depreciation..........................................        15,989           13,704
                                                                                  -------------    -------------

         Net Cost................................................................ $       6,852    $       9,137
                                                                                  =============    =============

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                                      March 31,     December 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
          Years Ending December 31:
         ........................................................................
         2002....................................................................         8,469           11,292
                                                                                  -------------    -------------
         Total minimum lease payments............................................         8,469           11,292
         Less: Amount representing executory costs                                         (648)            (864)
                                                                                  -------------    -------------
         Net minimum lease payments                                                       7,821           10,428
         Less: Amount representing interest                                                (340)            (834)
                                                                                  --------------   -------------
         Present value of net minimum lease payments                                      7,481            9,594
         Less: Current portion                                                            7,481            9,594
                                                                                  -------------    -------------

         Capital Lease Obligation - Long Term                                     $          --    $          --
                                                                                  =============    =============

NOTE 5-STOCKHOLDER'S EQUITY

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

On April 25, 2001, enSurge, Inc. was issued 8,000,000 common shares upon the reorganization of KT Solutions, Inc. into GoThink!.com, Inc. KT Solutions, Inc. was considered the accounting acquirer in the reorganization and the historical equity transactions of KT Solutions, Inc. have been restated for the effects of the reorganization on a retroactive basis similar to a 5.84-for-1 stock split. Each equity transaction with enSurge prior to April 25, 2001 has been allocated a pro rata number of the 8,000,000 common shares issued and each transaction has been valued based on the fair value of the enSurge shares issued, as follows:
During February and March 2001, 548,543 shares were issued for services valued at $348,622, or $0.70 per share. On February 14, 2001, 862,279 shares were issued to creditors of the Company in satisfaction of $243,128 of trade accounts payable but recorded at the fair value of the shares issued $548,014, or $0.63 per share. The excess fair value of $304,886 was recognized as interest expense. On March 27, 2001, 39,337 shares were redeemed at $0.64 per share from an officer in exchange for the assumption of a $25,000 note payable to the officer. The shares redeemed were valued at $25,000. There were no unstated rights given to the officer in the transaction.

On March 1, 2001, the Company agreed to issue 4,000,000 shares of common stock to officers, employees and consultants of KT Solutions, Inc. for services. The common stock was issued on April 25, 2001 and was valued at $200,000, or $0.05 per share, based on an assessment of the fair value of the common stock of Knowledge Transfer Systems, Inc. on March 1, 2001, as determined by the Board of Directors.

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


During the year ended December 31, 2001, the Company received $25,000 on its outstanding subscription receivable.

On February 5, 2002, the Company issued 1,503,095 shares of common stock in a private placement to individual investors for cash totaling $72,440.

On February 26, 2002, the Company issued 380,000 shares of common stock in a private placement to an individual investor for cash totaling $25,000.

On March 6, 2002, the Company issued 384,924 shares of common stock in a private placement to individual investors for cash totaling $64,899.

On March 26, 2002, the Company issued 796,018 shares of common stock in a private placement to individual investors for cash totaling $23,836.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Results of Operations

           Sales for the Company for the three months March 31, 2002 and March 31, 2001 were respectively, $193,139 and $144,541. The Company's principal source of revenue for the three months ended March 31, 2002 and 2001, respectively, were from sales of technology-based software training programs. Sales for the three months ended March 31, 2002, were comprised primarily of sales associated with IT curriculum provider of $155,475 or 80%. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. Sales to one customer, which is a national franchise and had a license agreement with the Company, accounted for a significant portion of revenues for the three months ended March 31, 2001, $136,369 or 94%. This license agreement expired at the end of 2001. The Company has obtained two new customers whereby revenue generated from these relationships will offset the expiration of the above license agreement in the 2nd quarter of 2002. Revenues under these two new customers were not significant during the current quarter.

         Cost of sales for the three months ended March 31, 2002 and 2001 were $1,366 and $234,786, respectively. No significant labor costs were incurred for the three months ended March 31, 2002, to develop the software training programs. Cost of sales for the three months ended March 31, 2001, were mainly the labor costs to develop the software training programs.

         General & Administrative expenses for the three months ended March 31, 2002 and 2001 were $209,906 and $830,947, respectively. These costs consisted primarily of salaries, contract labor, professional fees, rent, travel and entertainment, and payroll taxes.

         For the three months ended March 31, 2002 and 2001, the Company had amortization expense of $0 and $217,114, respectively. This amortization is carried forward from a previous purchase on June 1, 2000. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. Accordingly, no goodwill amortization is reflected for the three months ended March 31, 2002.

         Interest expense for the three months ended March 31, 2002 and 2001 were $32,618 and $325,025, respectively. These costs were primarily from notes payable to related parties.

Liquidity and Capital Resources

         At March 31, 2002, cash amounts to $11,733, a increase of $8,712 from December 31, 2001. Cash flow used in operations was $247,784 for the three months ended March 31, 2002. A significant portion of the cash flow used in operations was attributable to the decrease in deferred revenue in the current quarter. The company had notes payable and notes payable to related parties of $202,771 and 460,947, respectively, as of March 31, 2002.

     The Company has had net losses annually since inception (2000) and we have incurred net losses through March 31, 2002. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources and the collection of subscription receivables of $788,750. The additional financing and collection of the receivable will be used for working capital needs, other general corporate purposes, possible acquisitions, and to make payments on accounts and notes payable. There is no assurance that additional financing will be realized or collection will occur on the subscriptions receivable.

     We had negative working capital of $1,292,756 on March 31, 2002 as compared to $1,431,955 at December 31, 2001. The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. This funding looks promising, however, there can be no assurance that additional funding will become available.

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

     On February 5, 2002, the Company received $72,440 through a private placement to individual investors. This capital infusion was used to cover operations and working capital requirements for the current quarter.

     On February 26, 2002, the Company received $25,000 through a private placement to an individual investor. This capital infusion was used to cover operations and working capital requirements for the current quarter.

     On March 6, 2002, the Company received $64,899 through a private placement to individual investors. This capital infusion was used to cover operations and working capital requirements for the current quarter.

     On March 26, 2002, the Company received $23,836 through a private placement to individual investors. This capital infusion will be used to cover operations and working capital requirements for the next three months.

     Also, the Company is currently working on additional private placements to cover operations and working capital beyond this point.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities

       In addition, the company in the current quarter received $186,175 through private placements to individual investors. These capital infusions are to be used to cover operations and working capital requirements for the next three months. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

     None


OTHER ITEMS

     There were no other items to be reported under Part II of this report.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Knowledge Transfer Systems, Inc.

Date:        May 14, 2002                  /s/ Steve K Burke
                                           ------------------
                                           Steve K. Burke
                                           President and Chief Executive Officer