Form 10QSB
period 2002-06-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2002-08-14
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission File Number: 0-28417

                        Knowledge Transfer Systems, Inc.
                          [Formerly, GoThink!com, Inc.]
        (Exact name of small business issuer as specified in its charter)

          Nevada                                         76-0599457
---------------------------------            -----------------------------------
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

                  Yes X                     No

There were 50,643,208 shares of common stock, $0.001 par value, issued and outstanding as of August 13, 2002.

                        Knowledge Transfer Systems, Inc.
                                   FORM 10-QSB



                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                  Page

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 2002 (Unaudited)
       and December 31, 2001..................................................................        3

     Consolidated Statements of Operations (Unaudited) for the Three and
       Six Months Ended June 30, 2002 and 2001................................................        4

     Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Six Months Ended June 30, 2002.........................................................        5

     Consolidated Statements of Cash Flows (Unaudited) for the
       Six Months Ended June 30, 2002 and 2001................................................        6

     Notes to Consolidated Financial Statements (Unaudited)...................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       15

                           PART II - OTHER INFORMATION

Item 2. Legal Proceedings.....................................................................       17

Item 6. Exhibits and Reports on Form 8-K       ...............................................       17

Signatures    ................................................................................       18

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                       June 30,      December 31,
                                                                                        2002            2001
                                                                                 --------------    -------------


                                                      ASSETS
Current Assets
     Cash........................................................................$        8,838    $       3,021
     Trade accounts receivable net of $9,960 and $9,960 allowance for
        doubtful accounts, respectively..........................................         2,375           13,288
     Inventory...................................................................        37,893           56,115
                                                                                 --------------    -------------
         Total Current Assets....................................................        49,106           72,424

Property and Equipment, net of $28,899 and $22,657
   accumulated depreciation, respectively........................................        15,135           21,377
Deposits ........................................................................        12,027           12,027
Goodwill, net of $0 and $0 accumulated amortization,
   respectively                                                                               -                -
                                                                                  -------------    -------------

Total Assets..................................................................... $      76,268    $     105,828
                                                                                  =============    =============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Trade accounts payable...................................................... $     425,721    $     480,856
     Accrued liabilities.........................................................       154,560          130,365
     Deferred revenue............................................................        76,337          291,779
     Capital lease obligation - current portion..................................         5,416           10,458
     Notes payable - current portion.............................................       202,771          202,771
     Notes payable - related parties.............................................       452,747          388,150
                                                                                  -------------    -------------
         Total Current Liabilities                                                    1,317,552        1,504,379
                                                                                  -------------    -------------

Stockholders' Deficiency
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;
        no shares issued or outstanding..........................................           --               --
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        47,368,950 shares and 38,887,342 shares outstanding......................        47,369           38,887
     Additional paid-in capital..................................................     7,201,180        6,880,766
     Notes receivable from stockholders..........................................      (788,750)        (788,750)
     Accumulated deficit.........................................................    (7,701,083)      (7,529,454)
                                                                                  --------------   --------------
         Total Stockholder's Deficiency..........................................    (1,241,284)      (1,398,551)
                                                                                  --------------   --------------

Total Liabilities and Stockholders' Deficiency................................... $      76,268    $     105,828
                                                                                  =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months           For the Six Months
                                                                Ended June 30,                Ended June 30,
                                                       ---------------------------  ----------------------------
                                                               2002         2001         2002            2001
                                                       --------------  -----------  -------------  -------------

Sales................................................  $       82,110  $   185,022  $    275,249   $     329,563

Cost of Sales........................................           1,476      145,851         2,812         380,637
                                                       --------------  -----------  ------------   -------------

Gross Profit.........................................          80,634       39,171       272,437         (51,074)
                                                       --------------  -----------  ------------   -------------

Operating Expenses
     General and administrative......................         164,487      499,579       374,393       1,330,077
     Amortization of goodwill........................              -       217,114            -          434,228
     Interest expense................................          37,055       16,431        69,673         341,456
                                                       --------------  -----------  ------------   --------------

     Total Operating Expenses........................         201,542      733,124       444,066       2,105,761
                                                       --------------  -----------  ------------   -------------

Income (Loss) From Operations........................        (120,908)    (693,953)     (171,629)     (2,156,835)
                                                       --------------  -----------  ------------   --------------

Income (Loss) Before Income Taxes and
   Effective Change in
   Accounting Principle..............................        (120,908)    (693,953)     (171,629)     (2,156,835)

Income Tax Expense...................................              -            -             -               -
                                                       --------------  -----------  -----------    -------------

Net Income (Loss) Before Effective
   Change in Accounting Principle....................        (120,908)    (693,953)     (171,629)     (2,156,835)

Effective Change in
Accounting Principle, net of tax.....................               -      217,114             -         434,228
                                                       --------------  -----------  ------------   -------------

Net Income/(Loss)....................................  $     (120,908) $  (476,839) $   (171,629)  $  (1,722,607)
                                                       ==============  ===========  ============   =============

Basic and Diluted Income (Loss) per
   Share Before Effect of Change in
   Accounting Principle .............................  $        (0.00)       (0.02) $      (0.00)  $       (0.11)
                                                       ==============   ==========  ============   =============

Earnings per Share Effect of
Change in Accounting Principle ......................  $        (0.00)       (0.00) $      (0.00)  $        0.02
                                                       ==============   ==========  ============   =============

Basic and Diluted Income (Loss) per
   Share After Effect of Change in
   Accounting Principle .............................  $        (0.00)       (0.02) $      (0.00)  $       (0.09)
                                                       ==============   ==========  ============   =============

Weighted Average Number of Common
 Shares Used in Per Share Calculation................      43,773,129   31,798,520    41,934,480      19,634,720
                                                        =============  ===========  ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                             Additional    Notes                            Total
                                        Common Stock             Paid-In   Receivable from    Accumulated   Stockholders'
                               ------------------------
                                   Shares     Amount            Capital    Stockholders           Deficit   Equity

Balance - December 31, 2001.... 38,887,342  $    38,887    $   6,880,766   $    (788,750)   $  (4,562,231)  $   1,568,672

Cumulitive effect of change
    in accounting principle....          -            -                -               -       (2,967,223)     (2,967,223)
                               -----------  -----------    -------------   -------------    -------------   -------------

Balance - December 31, 2001
   (Restated).................. 38,887,342  $    38,887    $   6,880,766   $    (788,750)   $  (7,529,454)  $  (1,398,551)

Issuance of common stock.......  7,981,608        7,982          291,414               -                -         299,396

Issuance of common stock
   for services provided.......    500,000          500           29,000               -                -          29,500

Net loss for the period........          -            -                -               -         (171,629)       (171,629)
                               -----------  -----------    -------------   -------------    -------------   -------------

Balance - June 30, 2002........ 47,368,950  $    47,369    $   7,201,180   $    (788,750)   $  (7,701,083)  $  (1,241,284)
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

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Six       For the Six
                                                                                  Months Ended       Months Ended
                                                                                   June 30,2002      June 30, 2001
Cash Flows From Operating Activities
   Net loss...................................................................... $    (171,629)   $  (1,722,607)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...............................................................         6,242            7,519
     Amortization of prepaid compensation........................................             -           57,075
     Shares issued for service...................................................             -          548,622
     Interest expense from beneficial debt conversion paid with common stock.....             -          304,886
     Deferred revenue............................................................      (215,442)         350,000
   Changes in assets and liabilities,
    Net of effects from purchase of KT Solutions, Inc:
     Trade accounts receivable...................................................        10,912           57,766
     Inventory...................................................................          (456)          (9,407)
     Trade accounts payable......................................................       (36,456)         (75,277)
     Accrued liabilities.........................................................        24,195          162,063
                                                                                  -------------    -------------
     Net Cash Provided by/ (Used In) Operating Activities........................      (382,634)        (319,360)
                                                                                  -------------    --------------

Cash Flows From Financing Activities
   Proceeds from borrowing under notes payable...................................             -          320,500
   Proceeds from borrowing under related party notes payable.....................       115,297                -
   Proceeds received from on notes receivable from shareholders..................             -           50,000
   Principal payments on notes payable...........................................       (50,700)         (43,640)
   Proceeds from issuance of common stock........................................       328,896                -
   Principal payments under capital lease obligation.............................        (5,042)          (3,946)
                                                                                  --------------   --------------

     Net Cash Provided by / (Used In) Financing Activities.......................       388,451          322,914
                                                                                  -------------    -------------

Net Increase / (Decrease) In Cash................................................         5,817            3,554
Cash at Beginning of Period......................................................         3,021           22,144
                                                                                  -------------    -------------
Cash at End of Period............................................................ $       8,838    $      25,698
                                                                                  =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities
   Common stock issued in satisfaction of accounts payable....................... $           -    $     243,128
   Common stock redeemed upon the assumption of a note payable...................             -           25,000
   Note payable converted to common stock........................................             -          130,000
   Common stock issued for subscription receivable...............................             -        1,404,000
   Common stock issued for professional relations agreement......................             -          300,000
   Common stock issued for acquisition of GoThink!.com...........................             -           57,560
   Sale of inventory held on consignment.........................................        16,878               -

Interest Paid
   Interest expense.............................................................. $      30,644    $          -

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

Interim Condensed Financial Statements--The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

Recent Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.

     o Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Company adopted SFAS 142 and as required discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001. This statement also required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed.

During the current quarter and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial information presented that includes the periods that precede the period in which the transitional goodwill impairment loss is measured was presented on a restated basis. The impairment charge as of June 30, 2002 was $2,967,223.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonable estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Condition-The Company has incurred a net loss from operations for the six months ended June 30, 2002 and 2001 of $171,629 and $2,156,835, respectively. In addition, the Company used $382,634 and $319,360 of cash in operating activities for the six months ended June 30 , 2002 and 2001, respectively. As of June 30,2002, the Company had a working capital deficit of $1,268,446. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products. The Company has entered into a contract to market its products and additional potential products through a national publisher's web site. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Royalties - During 2001, the Company paid $325,000 for the right to use the Information Technology (IT) curriculum produced by IT provider. This payment provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. The cost to acquire the rights to the training materials was expensed when incurred.

The Company has entered into various agreements to acquire the rights to training materials for many computer software applications. Under the terms of these related agreements, the Company is obligated to pay a royalty when resold or licensed.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                     June 30,     December 31,
                                                                                         2002             2001
---------------------------------------------------------------------------------------------   --------------
         Furniture and fixtures.................................................$       2,500   $        2,500
         Computer equipment.....................................................       41,534           41,534
                                                                                -------------   --------------

         Total Property and Equipment...........................................$      44,034   $       44,034
                                                                                =============   ==============

Depreciation expense for the three months ended June 30, 2002 and 2001 was $2,497 and $3,745 respectively.

NOTE 3 - NOTES PAYABLE

                                                                                       June 30,     December 31,
                                                                                           2002             2001
------------------------------------------------------------------------------------------------   -------------
Notes Payable
     Non-interest bearing royalty obligations, due $11,000 per month,
         unsecured, interest accrued at 10% due to being in default               $     202,771    $     202,771
                                                                                  =============    =============
Related Party Notes Payable
     15% Note payable to a relative of an officer, due on demand,
        unsecured................................................................ $      20,000    $      20,000
     Note payable to an officer, due on demand, unsecured........................        15,597           12,000
     12% Note payable to an officer, due on demand, unsecured....................         3,000            3,000
     12% Note payable to an officer, due on demand, unsecured....................        30,000               --
     12% Note payable to an officer, due on demand, unsecured....................        32,500               --
     12% Note payable to an officer, due on demand, unsecured....................        12,500               --
     24% Note payable to an officer, due on demand, unsecured....................       196,125          216,125
     Note payable, due on demand, unsecured......................................        40,000           20,000
     20% Note payable, due on demand, unsecured..................................        75,000           75,000
     8% Note payable, due on demand, unsecured...................................        28,025           42,025
                                                                                  -------------    -------------

     Notes Payable - Related Party                                                $     452,747    $     388,150
                                                                                  =============    =============

NOTE 4- LEASE OBLIGATIONS

Operating Lease-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. Rent expense under this lease was $22,530 and $37,725 for the three months ended June 30, 2002 and 2001, respectively. The following is a schedule by years of future minimum rental payments.

            Year Ending December 31:
              2002............................................................... $      42,270
              2003...............................................................        84,540
              2004...............................................................        84,540
              2005...............................................................        14,090
                                                                                  -------------

              Total                                                               $     225,440
                                                                                  =============

Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease was as follows:

                                                                                       June 30,     December 31,
                                                                                           2002             2001
-----------------------------------------------------------------------------------------------    -------------
         Equipment............................................................... $      22,841    $      22,841
         Less: Accumulated depreciation..........................................        18,273           13,704
                                                                                  -------------    -------------

         Net Cost................................................................ $       4,568    $       9,137
                                                                                  =============    =============

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                                       June 30,     December 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
          Years Ending December 31:
         2002....................................................................         5,646           11,292
                                                                                  -------------    -------------
         Total minimum lease payments............................................         5,646           11,292
         Less: Amount representing executory costs                                         (432)            (864)
                                                                                  -------------    -------------
         Net minimum lease payments                                                       5,214           10,428
         Less: Amount representing interest                                                (202)            (834)
                                                                                  --------------   -------------
         Present value of net minimum lease payments                                      5,012            9,594
         Less: Current portion                                                            5,012            9,594
                                                                                  -------------    -------------

         Capital Lease Obligation - Long Term                                     $          --    $          --
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

On April 25, 2001, the Company entered into an agreement with a public relations firm whereby the Company issued 3,000,000 shares of common stock to the public relations firm for investor relations services to be rendered to the Company over a period of two years following the Company's common stock being listed on the OTB Electronic Bulletin Board. The agreement was formalized on August 15, 2001. The 3,000,000 common shares issued were originally value at $300,000, or $0.10 per share, based on the assessed fair value of the common stock on April 25, 2001, as determined by the Board of Directors. On December 3, 2001, the agreement was terminated and the 3,000,000 shares were returned to the Company and cancelled. As a result, the expense previously recognized was reversed and resulted in no expense being recognized during 2001 from the agreement. On April 26, 2002, the Company agreed to reissue 500,000 shares in consideration for work performed during the year based on the assessed fair value of the common stock on April 25, 2002, or $0.06 per share. This resulted in an expense being recognized in 2002 for services provided.

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

On April 26, 2002, the Company issued 1,254,170 shares of common stock in a private placement to individual investors for cash totaling $35,219.

On June 7, 2002, the Company issued 3,663,401 shares of common stock in a private placement to individual investors for cash totaling $78,002.

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


Results of Operations for the Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Revenues

     Sales for the Company for the three months June 30, 2002 and June 30, 2001 were respectively, $82,110 and $185,022. The Company's principal source of revenue for the three months ended March 31, 2002 and 2001, respectively, were from sales of technology-based software training programs. Sales for the three months ended March 31, 2002, were comprised primarily of sales associated with IT curriculum provider of $59,968 or 73%. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. Sales to one customer, which is a national franchise and had a license agreement with the Company, accounted for a significant portion of revenues for the three months ended June 30, 2001, $118,601 or 64%. This license agreement expired at the end of 2001.

Cost of Sales

     Cost of sales for the three months ended June 30, 2002 and 2001 were $1,476 and $145,851, respectively. No significant labor costs were incurred for the three months ended June 30, 2002, to develop the software training programs. Cost of sales for the three months ended June 30, 2001, were mainly the labor costs to develop the software training programs.

General and Administrative

     General & Administrative expenses for the three months ended June 30, 2002 and 2001 were $164,487 and $499,579, respectively. These costs consisted primarily of salaries, contract labor, professional fees, rent, travel and entertainment, and payroll taxes.

Amortization/Goodwill

     For the three months ended June 30, 2002 and 2001, the Company had amortization expense of $0 and $217,114, respectively. This amortization is carried forward from a previous purchase on June 1, 2000. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. Accordingly, no goodwill amortization is reflected for the three months ended June 30, 2002. During the current quarter and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial information presented that includes the periods that precede the period in which the transitional goodwill impairment loss is measured was presented on a restated basis. The impairment charge as of June 30, 2002 was 2,967,223.

Interest Expense

     Interest expense for the three months ended June 30, 2002 and 2001 were $37,055 and $16,431, respectively. These costs were primarily from notes payable to related parties.

Liquidity and Capital Resources

     At June 30, 2002, cash amounts to $8,838, an increase of $5,817 from December 31, 2001. Cash flow used in operations was $382,634 for the six months ended June 30, 2002. A significant reason for the decrease in cash flow used in operations for the firs six months of the year was attributable to the decrease in deferred revenue of $215,442. The company had notes payable and notes payable to related parties of $202,771 and 452,747, respectively, as of June 30, 2002.

     The Company has had net losses annually since inception (2000) and we have incurred net losses through June 30, 2002. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources and the collection of subscription receivables of $788,750. The additional financing and collection of the receivable will be used for working capital needs, other general corporate purposes, possible acquisitions, and to make payments on accounts and notes payable. There is no assurance that additional financing will be realized or collection will occur on the subscriptions receivable.

     We had negative working capital of $1,268,446 on June 30, 2002 as compared to $1,431,955 at December 31, 2001. The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. This funding looks promising, however, there can be no assurance that additional funding will become available.

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

     On April 26, 2002, the Company issued 1,254,170 shares of common stock in a private placement to individual investors for cash totaling $35,219.

     On April 26, 2002, the Company issued 500,000 shares in consideration for services provided. This resulted in an expense being recognized in 2002.

     On June 7, 2002, the Company issued 3,663,401 shares of common stock in a private placement to individual investors for cash totaling $78,002.

     Also, the Company is currently working on additional private placements to cover operations and working capital beyond this point.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     The company in the current quarter received $113,221 through private placements to individual investors. These capital infusions were used to cover operations and working capital requirements for the current quarter. In addition, 500,000 shares were issued for services provided by a public relations firm. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

     99-1 - CEO Certification

     99-2 - CFO Certification

OTHER ITEMS

     There were no other items to be reported under Part II of this report.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Knowledge Transfer Systems, Inc.

Date:        August 13, 2002               /s/ Steve K Burke
                                           ------------------
                                           Steve K. Burke
                                           President and Chief Executive Officer