Form 10QSB
period 2002-09-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2002-11-14
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28417

                        Knowledge Transfer Systems, Inc.
                          [Formerly, GoThink!com, Inc.]
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        76-0599457
---------------------------------              ---------------------------------
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

                                             Yes X                     No

There were 50,743,268 shares of common stock, $0.001 par value, issued and outstanding as of November 15, 2002.

                        Knowledge Transfer Systems, Inc.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                      Page

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 2002 (Unaudited)
       and December 31, 2001..................................................................        3

     Consolidated Statements of Operations (Unaudited) for the Three and
       Nine Months Ended September 30, 2002 and 2001..........................................        4

     Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Nine Months Ended September 30, 2002...................................................        5

     Consolidated Statements of Cash Flows (Unaudited) for the
       Nine Months Ended September 30, 2002 and 2001..........................................        6

     Notes to Consolidated Financial Statements (Unaudited)...................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and

     Results of Operations....................................................................       16

Item 3. Controls and Procedures...............................................................       19

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................       19

Item 6. Exhibits and Reports on Form 8-K       ...............................................       19

Signatures    ................................................................................       20

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                    September 30,    December 31,
                                                                                        2002
                                                                                                            2001


                                     ASSETS
Current Assets
     Cash........................................................................$        1,160    $       3,021
     Trade accounts receivable net of $9,960 and $9,960 allowance for
        doubtful accounts, respectively..........................................         5,346           13,288
     Inventory...................................................................        37,990           56,115
                                                                                 --------------    -------------
         Total Current Assets....................................................        44,496           72,424

Property and Equipment, net of $32,644 and $22,657
   accumulated depreciation, respectively........................................       886,390           21,377
Deposits ........................................................................         5,328           12,027
Goodwill, net of $0 and $0 accumulated amortization,
   respectively                                                                               -                -
                                                                                  -------------    -------------

Total Assets..................................................................... $     936,214    $     105,828
                                                                                  =============    =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Trade accounts payable...................................................... $     465,969    $     480,856
     Accrued liabilities.........................................................       168,655          130,365
     Deferred revenue............................................................        62,924          291,779
     Capital lease obligation - current portion..................................         2,757           10,458
     Notes payable - current portion.............................................       202,771          202,771
     Notes payable - related parties.............................................       483,272          388,150
                                                                                  -------------    -------------
         Total Current Liabilities                                                    1,386,348        1,504,379
                                                                                  -------------    -------------

Stockholders' Deficiency
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;
         Series A preferred stock; 875,000 shares issued and
         outstanding; $1.00 stated value.........................................       875,000               -
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        50,743,268 shares and 38,887,342 shares outstanding......................        50,743           38,887
     Additional paid-in capital..................................................     7,269,115        6,880,766
     Notes receivable from stockholders..........................................      (763,750)        (788,750)
     Accumulated deficit.........................................................    (7,881,242)      (7,529,454)
                                                                                  --------------   --------------
         Total Stockholder's Deficiency..........................................      (450,134)      (1,398,551)
                                                                                  --------------   --------------

Total Liabilities and Stockholders' Deficiency................................... $     936,214    $     105,828
                                                                                  =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months           For the Nine Months
                                                             Ended September 30,          Ended September 30,
                                                       ---------------------------  ----------------------------
                                                               2002         2001         2002            2001
                                                       --------------  -----------  -------------  -------------

Sales................................................  $       51,816  $   209,487  $    327,065   $     539,050

Cost of Sales........................................           1,004      100,018         3,816         480,655
                                                       --------------  -----------  ------------   -------------

Gross Profit.........................................          50,812      109,469       323,249          58,395
                                                       --------------  -----------  ------------   -------------

Operating Expenses
     General and administrative......................         213,338      241,400       587,731       1,571,476
     Amortization of goodwill........................              -       217,114            -          651,342
     Interest expense................................          17,633       12,148        87,306         353,605
                                                       --------------  -----------  ------------   -------------

     Total Operating Expenses........................         230,971      470,663       675,037       2,576,423
                                                       --------------  -----------  ------------   -------------

Income (Loss) From Operations........................        (180,159)    (361,194)     (351,788)     (2,518,028)
                                                       --------------  -----------  ------------   -------------

Income (Loss) Before Income Taxes and
   Effective Change in
   Accounting Principle..............................        (180,159)    (361,194)     (351,788)     (2,518,028)

Income Tax Expense...................................              -            -             -               -
                                                       --------------  -----------  -----------    -------------

Net Income (Loss) Before Effective
   Change in Accounting Principle....................        (180,159)    (361,194)     (351,788)     (2,518,028)

Effective Change in
Accounting Principle, net of tax.....................               -      217,114             -         651,342
                                                       --------------  -----------  ------------   -------------

Net Income/(Loss)....................................  $     (180,159) $  (144,080) $   (351,788)  $  (1,866,686)
                                                       ==============  ===========  ============   =============

Basic and Diluted Income (Loss) per
   Share Before Effect of Change in
   Accounting Principle .............................  $        (0.00)       (0.01)$       (0.01)  $       (0.09)
                                                       ==============  ===========  ============   =============

Earnings per Share Effect of
Change in Accounting Principle ......................  $        (0.00)        0.01 $       (0.00)  $        0.02
                                                       ==============  ===========  ============   =============

Basic and Diluted Income (Loss) per
   Share After Effect of Change in
   Accounting Principle .............................  $        (0.00)        0.00  $      (0.01)  $       (0.07)
                                                       ==============  ===========  ============   =============

Weighted Average Number of Common
 Shares Used in Per Share Calculation................      50,232,487   41,291,915    44,773,003      26,933,116
                                                        =============  ===========  ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                                                 Notes
                                                                                  Additional   Receivable     Total    Stockholders'
                                  Preferred Stock            Common Stock          Paid-in-       from      Accumulated    Equity/
                              ------------------------  ------------------------
                                Shares        Amount      Shares        Amount      Capital   Shareholders    Deficit   (Deficiency)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------



Balance - January 1, 2002.....          -  $         -   38,887,342  $    38,887  $ 6,880,766  $  (788,750) $(4,562,231) $1,568,672

Cumulative effect of change
in accounting principle.......          -            -            -            -            -            -            -  (2,967,223)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
(2,967,223)

Balance - January 1, 2002
   (Restated).................          -            -   38,887,342       38,887    6,880,766     (788,750)  (7,529,454) (1,398,551)

Issuance of common stock......          -            -    9,055,926        9,056      302,649            -            -     311,705

Issuance of common stock for
   services provided..........          -            -    3,050,000        3,050      110,450            -            -     113,500

Cancellation of common stock
   and related note receivable          -            -     (250,000)        (250)     (24,750)      25,000            -           -

Issuance of Series A preferred
    stock for software........    875,000      875,000            -            -            -            -            -     875,000

Net income for the nine months
  ended September 30, 2002....          -            -            -            -            -            -     (351,788)   (351,788)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance - September 30, 2002..    875,000  $   875,000   50,743,268  $    50,743  $ 7,269,115 $  (763,750)  $(7,881,242) $ (450,134)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Nine    For the Nine
                                                                                   Months Ended    Months Ended
                                                                                   Sept. 30,2002   Sept. 30, 2001
Cash Flows From Operating Activities
   Net loss...................................................................... $    (351,788)   $  (1,866,686)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...............................................................         9,987           11,386
     Amortization of prepaid compensation........................................             -           57,075
     Shares issued for service...................................................       113,500          548,622
     Interest expense from beneficial debt conversion paid with common stock.....             -          304,886
     Deferred revenue............................................................      (228,855)         323,516
   Changes in assets and liabilities,
    Net of effects from purchase of KT Solutions, Inc:
     Trade accounts receivable...................................................        10,567           48,763
     Inventory...................................................................          (819)         (22,058)
     Deposits....................................................................         6,699             (846)
     Trade accounts payable......................................................         4,058          (91,314)
     Accrued liabilities.........................................................        38,290          138,530
                                                                                  -------------    -------------
     Net Cash Provided by/ (Used In) Operating Activities........................      (398,361)        (548,126)
                                                                                  -------------    -------------

Cash Flows From Financing Activities
   Proceeds from borrowing under notes payable...................................             -          345,499
   Proceeds from borrowing under related party notes payable.....................       147,321           12,000
   Proceeds received from on notes receivable from shareholders..................             -           75,000
   Principal payments on notes payable...........................................       (52,200)        (103,523)
   Proceeds from issuance of common stock........................................       309,080                -
   Proceeds from subscriptions receivable........................................             -          210,000
   Principal payments under capital lease obligation.............................        (7,701)          (6,251)
                                                                                  --------------   -------------

     Net Cash Provided by / (Used In) Financing Activities.......................       396,500          532,725
                                                                                  -------------    -------------

Net Increase / (Decrease) In Cash................................................        (1,861)         (15,401)
Cash at Beginning of Period......................................................         3,021           22,144
                                                                                  -------------    -------------
Cash at End of Period............................................................ $       1,160    $       6,743
                                                                                  =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities
   Common stock issued in satisfaction of accounts payable....................... $           -    $     243,128
   Common stock redeemed upon the assumption of a note payable...................             -           25,000
   Note payable converted to common stock........................................             -          130,000
   Common stock issued for subscription receivable...............................             -        1,404,000
   Common stock issued for professional relations agreement......................             -          300,000
   Common stock issued for acquisition of GoThink!.com...........................             -           57,560
   Sale of inventory held on consignment.........................................        18,944                -
     Cancellation of common stock and related note receivable....................        25,000                -
   Purchase of software in exchange for Series A preferred stock.................       875,000                -

Interest Paid
   Interest expense.............................................................. $      50,534    $           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization- On August 1, 1992 Missaticum, Inc. dba Qtrain Corp was incorporated under the laws of the State of California. On October 4, 1996, its name was changed to KT Solutions, Inc. It was formed for the purpose of developing technology based training solutions. It creates software programs that are used to teach and train individuals how to operate popular business and home use software programs.

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

For financial reporting purposes, KT Solutions, Inc. was considered a new reporting entity on June 1, 2000. The accompanying financial statements reflect the operations of KT Solutions, Inc. from June 1, 2000. The purchase price was allocated to the assets and liabilities at their fair value. The excess of the purchase price over the fair value of the net assets acquired was $4,342,278 and was allocated to goodwill. Goodwill was being amortized over five years by the straight-line method.

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

Interim Condensed Financial Statements--The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

During the second quarter 2002 and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial information presented that includes the periods that precede the period in which the transitional goodwill impairment loss is measured was presented on a restated basis. The impairment charge as of June 30, 2002 was $2,967,223.

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

In April 2002, the FASB issued SFAS No. 145 (SFAS 145). Any gain or loss on extinguishments of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material effect on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The Company does not expect SFAS 146 to have a material effect on its financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). This standard relates to the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This standard also relates to the application of SFAS 144 to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. SFAS 147 is effective on October 1, 2002. The Company does not expect SFAS 147 to have a material effect on its financial condition or results of operations.

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

Business Condition-The Company has incurred a net loss from operations for the nine months ended September 30, 2002 and 2001 of $351,788 and $2,518,028, respectively. In addition, the Company used $398,361 and $548,126 of cash in operating activities for the nine months ended September 30, 2002 and 2001, respectively. As of September 30,2002, the Company had a working capital deficit of $1,341,852. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products through several new distribution channels. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Property and Equipment-Property and equipment are stated at cost and consist of furniture & fixtures, computer equipment, and capitalized software. Maintenance and repairs are charged to operations while major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the furniture & fixtures, computer equipment, and capitalized software, which are three to seven years.

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


NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                September 30,     December 31,
                                                                                         2002             2001
---------------------------------------------------------------------------------------------   --------------
         Furniture and fixtures.................................................$       2,500   $        2,500
         Computer equipment.....................................................       41,534           41,534
         Capitalized software...................................................      875,000                -
                                                                                -------------   --------------

         Total Property and Equipment...........................................$     919,034   $       44,034
                                                                                =============   ==============

NOTE 3 - NOTES PAYABLE

                                                                                  September 30,     December 31,
                                                                                           2002             2001
------------------------------------------------------------------------------------------------   -------------
Notes Payable
     Non-interest bearing royalty obligations, due $11,000 per month,
         unsecured, interest accrued at 10% due to being in default               $     202,771    $     202,771
                                                                                  =============    =============
Related Party Notes Payable
     15% Note payable to a relative of an officer, due on demand,
        unsecured................................................................ $      20,000    $      20,000
     Note payable to an officer, due on demand, unsecured........................        42,247           12,000
     12% Note payable to an officer, due on demand, unsecured....................         3,000            3,000
     12% Note payable to an officer, due on demand, unsecured....................        30,000               --
     12% Note payable to an officer, due on demand, unsecured....................        32,500               --
     12% Note payable to an officer, due on demand, unsecured....................        12,500               --
     24% Note payable to an officer, due on demand, unsecured....................       200,000          216,125
     Note payable, due on demand, unsecured....................................          40,000           20,000
     20% Note payable, due on demand, unsecured..............................            75,000           75,000
     8% Note payable, due on demand, unsecured................................           28,025           42,025
                                                                                  -------------    -------------

     Notes Payable - Related Party                                                $     483,272    $     388,150
                                                                                  =============    =============

NOTE 4- LEASE OBLIGATIONS

Operating Lease-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. The following is a schedule by years of future minimum rental payments.

            Year Ending December 31:
              2002............................................................... $      21,135
              2003...............................................................        84,540
              2004...............................................................        84,540
              2005...............................................................        14,090
                                                                                  -------------

              Total                                                               $     204,305
                                                                                  =============

Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease was as follows:

                                                                                  September 30,     December 31,
                                                                                           2002             2001
-----------------------------------------------------------------------------------------------    -------------
         Equipment............................................................... $      22,841    $      22,841
         Less: Accumulated depreciation..........................................        20,557           13,704
                                                                                  -------------    -------------

         Net Cost................................................................ $       2,284    $       9,137
                                                                                  =============    =============

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                                       June 30,     December 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
          Years Ending December 31:
         2002....................................................................         2,823           11,292
                                                                                  -------------    -------------
         Total minimum lease payments............................................         2,823           11,292
         Less: Amount representing executory costs                                            -             (864)
                                                                                  -------------    -------------
         Net minimum lease payments                                                       2,823           10,428
         Less: Amount representing interest                                                 (66)            (834)
                                                                                  --------------   -------------
         Present value of net minimum lease payments                                      2,757            9,594
         Less: Current portion                                                            2,757            9,594
                                                                                  -------------    -------------

         Capital Lease Obligation - Long Term                                     $          --    $          --
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

On June 30, 2002, the Company issued 500,000 shares of common stock at a fair market value of approximately $0.06 for professional services rendered amounting to a charge to operations of $29,500.

On July 11, 2002, the Company issued 774,318 shares of common stock in a private placement to individual investors for cash totaling $9,684.

On July 11, 2002, the Company issued 2,500,000 shares of common stock at a fair market value of approximately $0.03 for professional services rendered amounting to a charge to operations of $82,500.

On September 20, 2002, the Company issued 50,000 shares of common stock at a fair market value of approximately $0.03 for professional services rendered amounting to a charge to operations of $1,500.

On September 20, 2002, the Company cancelled 250,000 shares of its common stock and the related note payable of $25,000.

On September 23, 2002, the Company purchased the Business Development Series, e-learning content and software from Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion.

On September 27, 2002, the Company issued 300,000 shares of common stock in a private placement to individual investors for cash totaling $2,625.

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


Results of Operations for the Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Revenues

           Sales for the Company for the three months September 30, 2002 and September 30, 2001 were respectively, $51,816 and $209,487. The Company's principal source of revenue for the three months ended September 30, 2002 and 2001, respectively, were from sales of technology-based software training programs. Sales for the three months ended September 30, 2002, were comprised primarily of sales associated with IT curriculum provider of $13,412 or 26%. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. Sales to one customer, which is a national franchise and had a license agreement with the Company, accounted for a significant portion of revenues for the three months ended September 30, 2001, approximately $77,500 or 37%. This license agreement expired at the end of 2001.

Cost of Sales

         Cost of sales for the three months ended September 30, 2002 and 2001 were $1,004 and $100,018, respectively. No significant labor costs were incurred for the three months ended September 30, 2002, to develop the software training programs. Cost of sales for the three months ended September 30, 2001, were mainly the labor costs to develop the software training programs.

General and Administrative

         General & Administrative expenses for the three months ended September 30, 2002 and 2001 were $213,338 and $241,400, respectively. These costs consisted primarily of salaries, contract labor, professional fees, rent, travel and entertainment, and payroll taxes.

Amortization/Goodwill

         For the three months ended September 30, 2002 and 2001, the Company had amortization expense of $0 and $217,114, respectively. This amortization is carried forward from a previous purchase on June 1, 2000. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. Accordingly, no goodwill amortization is reflected for the three months ended September 30, 2002. During the second quarter 2002 and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial information presented that includes the periods that precede the period in which the transitional goodwill impairment loss is measured was presented on a restated basis. The impairment charge as of June 30, 2002 was 2,967,223.

Interest Expense

         Interest expense for the three months ended September 30, 2002 and 2001 were $17,633 and $12,148, respectively. These costs were primarily from notes payable to related parties.

Liquidity and Capital Resources

     At September 30, 2002, cash amounts to $1,160, a decrease of $1,861 from December 31, 2001. Cash flow used in operations was $398,361 for the nine months ended September 30, 2002. A significant reason for the decrease in cash flow used in operations for the first nine months of the year was attributable to the decreased sales volume during the nine months ended September 30, 2002. The primary reason for the decreased sales volume in 2002 can be attributed to the loss of sales to one customer, which is a national franchise and had a license agreement with the Company. This license agreement expired at the end of 2001.

     The Company has had net losses annually since inception (2000) and we have incurred net losses through September 30, 2002. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources and the collection of subscription receivables of $763,750. The additional financing and collection of the receivable will be used for working capital needs, other general corporate purposes, possible acquisitions, and to make payments on accounts and notes payable. There is no assurance that additional financing will be realized or collection will occur on the subscriptions receivable.

     We had negative  working  capital of  $1,341,852  on September  30, 2002 as compared to $1,431,955 at December 31, 2001. The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. However, there can be no assurance that additional funding will become available.

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

     On June 30, 2002, the Company issued 500,000 shares of common stock at a fair market value of approximately $0.06 for professional services rendered amounting to a charge to operations of $29,500.

     On July 11, 2002, the Company issued 774,318 shares of common stock in a private placement to individual investors for cash totaling $9,684.

     On July 11, 2002, the Company issued 2,500,000 shares of common stock at a fair market value of approximately $0.03 for professional services rendered amounting to a charge to operations of $82,500.

     On September 20, 2002, the Company issued 50,000 shares of common stock at a fair market value of approximately $0.03 for professional services rendered amounting to a charge to operations of $1,500.

     On September 20, 2002, the Company cancelled 250,000 shares of its common stock and the related note payable of $25,000.

       On September 23, 2002, the Company purchased the Business Development Series, e-learning content and software from Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion.

      On September 27, 2002, the Company issued 300,000 shares of common stock in a private placement to individual investors for cash totaling $2,625.

     Also, the Company is currently working on additional private placements to cover operations and working capital beyond this point.

Item 3.  Controls and Procedures
--------------------------------

        Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities
------------------------------

       The Company in the current quarter received $11,235 through private placements to individual investors. These capital infusions were used to cover operations and working capital requirements for the current quarter. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

       The Company in the current quarter issued 2,550,000 shares of its common stock at a fair market value of $84,000 for professional services rendered. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

      The Company in the current quarter issued 875,000 of its Series A preferred shares with a stated value of $1.00 per share in exchange for e-learning content and software from Innovative Software Technologies, Inc.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

a.       Exhibits

              99-1 - CEO Certification
              99-2 - CFO Certification

b.       Reports of Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.


OTHER ITEMS

     There were no other items to be reported under Part II of this report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Knowledge Transfer Systems, Inc.

Date:  November 14, 2002                   /s/ Steve K Burke
                                           ------------------
                                           Steve K. Burke
                                           President and Chief Executive Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Steven K. Burke, President and Chief Executive Officer of Knowledge Transfer Systems, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Knowledge Transfer Systems, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date: November 14, 2002            /s/ Steve K. Burke
                                             -----------------------------------
                                             Steve K. Burke
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steve K. Burke, Chief Financial Officer of Knowledge Transfer Systems, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-QSB of Knowledge Transfer Systems, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 14, 2002    /s/ Steve K. Burke
                                    --------------------------------------------
                                    Steve K. Burke
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)