Form 10KSB
period 2002-12-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2003-05-15
CIK 1092455

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
       For the Transition Period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-28417

                                  ____________

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 15, 2003 was approximately $151,773. The registrant had issued and outstanding 50,743,208 shares of its common stock on May 15, 2003.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

PART I
     ITEM 1.      DESCRIPTION OF BUSINESS........................................................................1
     ITEM 2.      PROPERTIES.....................................................................................7
     ITEM 3.      LEGAL PROCEEDINGS..............................................................................7
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................7

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................7
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........8
     ITEM 7.      FINANCIAL STATEMENTS..........................................................................14
                  REPORT OF INDEPENDENT ACCOUNTANTS.............................................................16
                  CONSOLIDATED BALANCE SHEETS...................................................................17
                  CONSOLIDATED STATEMENTS OF OPERATIONS.........................................................18
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...............................................19
                  CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................................20
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................21
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........33

PART III
     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT..................................................................................33
     ITEM 10.     EXECUTIVE COMPENSATION........................................................................35
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT....................................................................................35
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................35
     ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.......................................................................35
                  SIGNATURES....................................................................................36
                  EXHIBIT INDEX.................................................................................36
      ITEM 14.    CONTROLS AND PROCEDURES.......................................................................36

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

ITEM  1. BUSINESS

The Company designs, produces and markets e-learning courses and solutions. They develop high quality, engaging courses that map to the respective industry certifications in the information technology sector. The Company is able to develop highly engaging courses very cost effectively, due to unique content sourcing relationships with multiple publishers and an extremely efficient development process that utilizes proprietary development tools. Products are then private labeled for those publishers and marketed through their distribution channels, in addition to multiple resellers, integrators and e-learning companies. The Company, which is headquartered in Oakland, California, markets products through its resellers and distribution partners in over 50 countries around the world.

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

On June 1, 2000, the former shareholders of the Company entered into a stock exchange agreement with enSurge, Inc. (enSurge) whereby enSurge acquired all of the outstanding common shares of KT Solutions, Inc. from its former shareholders in exchange for the issuance of 500,000 shares of enSurge's common stock and options to purchase 250,000 shares of enSurge's common stock at $4.00 per share. In addition, enSurge issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finders' fee. As a result, the Company was a wholly-owned subsidiary of enSurge, Inc.

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

BUSINESS CONDITION - The Company incurred a net loss from operations for the years ended December 31, 2002 and 2001 of $636,052 and $3,385,138, respectively, and the Company used $401,922 and $632,658 of cash in operating activities during those same periods. As of December 31, 2002, the Company had a working capital deficit of $1,549,454. These conditions raise doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital. In addition, on April 3, 2003, the Company signed a definitive agreement to acquire Corporate Solutions, Inc., (CSI) a Nevada Corporation, for 5,000,000 million shares of the Company's common stock and 3,000,000 shares of convertible preferred stock on a post reverse split basis. The closing of this acquisition is contingent upon the ability of the companies to meet certain terms and conditions precedent to close. Upon closing and the release of the shares by both parties, the Company shall receive $75,000 that shall be used for the payment of Company's obligations. Management believes that this amount will not be sufficient to cover the Company's obligations and working capital needs.

Management is seeking additional financing. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PRODUCTS AND SERVICES

         The Company's main products and services revolve around e-learning courses and solutions. They provide high quality, engaging courses that map to the respective industry certifications in the information technology sector. Courses within the product library include desktop applications and operating systems areas. The desktop application courses offered, include Microsoft Office XP, Microsoft Office 2000, 1998, and 1997. Operating system courses offered by the Company include Microsoft Windows 2000, Microsoft Windows NT 4.0, Microsoft Windows 98 and 95. In addition the company offers IT certification courses such as Cisco CCNA, Java, MCSE Certification, Oracle, etc. The Company markets products through its resellers and distribution partners in over 50 countries.

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

RESEARCH AND DEVELOPMENT

         The Company has not incurred any costs associated with research and development. However, the Company does understand that technological innovation is often a key to success in the Technology and Internet business market. Further, the pace of technological innovation in the Internet business market is incredibly rapid. It can be daunting for a single company to try to keep pace with technological change on all levels. Upon obtaining additional capital, of which there can be no assurance, management plans to increase expenditures related to research and development.

EMPLOYEES

         As of December 31, 2002, the Company employed a total of 7 people. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.




FACTORS THAT MAY AFFECT FUTURE RESULTS


RISKS RELATED TO OUR BUSINESS



We Incurred Operating Losses for the Current Year and Prior Year.

For the twelve months ended December 31, 2002 and 2001, we incurred a net loss of $636,052 and 3,385,138, respectively. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital Management believes that this amount will be sufficient to cover the Company's obligations and working capital needs. Management is seeking additional financing. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

As a Technology Based Company, We are in an Intensely Competitive Industry.

         The Internet and e-commerce industries are highly competitive, and have few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

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

         o        our competitors' ability to gain market control,

         o        the success of our marketing efforts,

         o        acquisitions of companies with new technology,

         o using current relations to extend all business sales and marketing

We Depend on Certain Key Employees.

         Our future performance will depend significantly on the continued service and performance of our key executive and officer, Steve Burke. The loss of the services of this individual could seriously impair our ability to operate our business, compete in our industry and improve our tools and services.

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

RISKS RELATED TO OUR INDUSTRY

We Are Dependent on Continued Growth in Internet Use and Infrastructure.

         One important aspect of our business relates to the ability of our company to generate potential sales leads through the Internet. Another important aspect of our business relates to specific aspects of our products related to the Internet. Despite significant increases in Internet use, many organizations have been reluctant to incorporate the Internet into their businesses or activities for a number of reasons, including:

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

         On January 1, 2003, the Company was in default under its current lease obligation for certain office space.


ITEM 3.  LEGAL PROCEEDINGS


         ON JANUARY 1, 2003, THE COMPANY WAS IN DEFAULT UNDER ITS CURRENT LEASE OBLIGATION FOR CERTAIN OFFICE AND IS ATTEMPTING TO WORK OUT A SETTLEMENT WITH THE LANDLORD.


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

         The following table sets forth, for the quarters indicated, the high and low sales price per share for the Company's common stock, as reported by
Nasdaq:

                                                                                    High               Low

YEAR ENDING DECEMBER 31, 2001:
                  First Quarter..................................................$       N/A          N/A
                  Second Quarter.................................................         2.00        0.05
                  Third Quarter..................................................         1.00        1.00
                  Fourth Quarter.................................................         1.15        0.11

YEAR ENDING DECEMBER 31, 2002:
                  First Quarter..................................................$        0.51        0.07
                  Second Quarter.................................................         0.20        0.03
                  Third Quarter..................................................         0.07        0.02
                  Fourth Quarter.................................................         0.04        0.02

The closing price for the common stock on May 15, 2003 was $0.004. The Company's Board of Directors authorized a 5.84-for-1 equivalent stock split that resulted from 8,000,000 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. This was affected on April 25, 2001 to stockholders of record on the same date. We have restated all share and per share amounts referred to in the financial statements, notes, and above table to reflect this stock split.

HOLDERS

         As of May 15, 2003, the Company had approx. 2100 holders of record of its common stock.

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

None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following discussion reviews the Company's operations for the two years ended December 31, 2002 and 2001, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part 1 of this report.



PLAN OF OPERATION

The Company has incurred a net loss from operations for the years ended December 31, 2002 and 2001 of $636,052 and $3,385,138 respectively, and the Company used $401,922 and $632,658 of cash in operating activities during those same periods. As of December 31, 2002, the Company had a working capital deficit of $1,549,454. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to pay existing Company obligations. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the accompanying consolidated financial statements included in this Company's Form 10-KSB for the fiscal year ended December 31, 2002.

GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement affects the

Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

During the second quarter 2002 and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUES

Sales for the years ended December 31, 2002 and 2001 were $372,305 and $636,241, respectively. The Company's principal source of revenue for the years ended December 31, 2002 and 2001, respectively, were from sales of technology-based software training programs. Sales for 2002, were comprised primarily of sales associated with IT curriculum provider of $239,088 or 64%. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation. Sales to one customer, which is a national franchise and had a license agreement with the Company in 2001, accounted for a significant portion of revenues for the year ended December 31, 2001, approximately $356,300 or 56%. This license agreement expired at the end of 2001.


COST OF SALES

         Cost of sales for the years ended December 31, 2002 were $3,799 and $518,767, respectively. No significant labor costs were incurred for the year ended December 31, 2002, to develop the software training programs. Cost of sales for the year ended December 31, 2001, were mainly the labor costs to develop the software training programs.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the years ended December 31, 2002 and 2001 were $889,628 and $2,265,796, respectively. The Company's general and administration expenses during 2002 consisted primarily of salaries and wages of $306,367, professional fees of $169,115, outside services of $36,960, rent of $93,872, travel expenses of $34,466, payroll taxes of $15,462, telephone expenses of $10,550, and other general and administrative expenses of $222,836.

AMORTIZATION/GOODWILL

         For the years ended December 31, 2002 and 2001, the Company had amortization expense of $0 and $868,456, respectively. This amortization is carried forward from a previous purchase on June 1, 2000. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. Accordingly, no goodwill amortization is reflected for the three months ended September 30, 2002. During the second quarter 2002 and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial information presented that includes the periods that precede the period in which the transitional goodwill impairment loss is measured was presented on a restated basis. The impairment charge as of June 30, 2002 was 2,967,223.

INTEREST EXPENSE

         Interest expense for the years ended December 31, 2002 and 2001 were $114,930 and $368,360, respectively. These costs were primarily from notes payable to related parties.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, cash amounts to $419, a decrease of $2,602 from December 31, 2001. Cash used in operations was $401,922 for the year ended
December 31, 2002. A significant reason for the decrease in cash used in operations for the year was attributable to the decreased sales volume during the year ended December 31, 2002. The primary reason for the decreased sales volume in 2002 can be attributed to the loss of sales to one customer, which is a national franchise and had a license agreement with the Company. This license agreement expired at the end of 2001.

     The Company has had net losses annually since inception (2000) and we have incurred net losses through December 31, 2002. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources. The additional financing will be used to make payments on accounts payable. There is no assurance that additional financing will be realized.

     We had negative working capital of $1,549,454 on December 31, 2002 as compared to $1,431,955 at December 31, 2001. The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. However, there can be no assurance that additional funding will become available.


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

       On September 23, 2002, the Company purchased the Business Development Series, e-learning content and software from Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion. The President and Chief Executive Officer of Innovative software Technologies, Inc. is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Innovative Software Technologies, Inc. for 875,000 of the Company's preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

      On September 27, 2002, the Company issued 300,000 shares of common stock in a private placement to individual investors for cash totaling $2,625.

     Also, the Company is currently working on additional private placements to cover operations and working capital beyond this point.

ITEM 7.  FINANCIAL STATEMENTS

         The following  constitutes a list of Financial  Statements  included in
Part II of this Report beginning at page 14 of this Report:

                        KNOWLEDGE TRANSFER SYSTEMS, INC.










               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS






                           DECEMBER 31, 2002 AND 2001

                        KNOWLEDGE TRANSFER SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
Report of Robison Hill, Independent Certified Public Accountants..........................................  16

Consolidated Balance Sheets  - December 31, 2002 and 2001.............................................      17

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001......................  18

Consolidated Statements of Stockholder's Equity for the Years Ended
  December 31, 2002 and 2001..............................................................................  19

Consolidated Statements of Cash Flows for the Year Ended December 31, 2002 and 2001.......................  20

Notes to the Consolidated Financial Statements............................................................  21


                                             __________________________

Robison, Hill & Co.
1366 Murray-Holladay Rd.
Salt Lake City, UT 84117


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
  Knowledge Transfer Systems, Inc.

We have audited the accompanying consolidated balance sheet of Knowledge Transfer Systems, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Transfer Systems, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations of $636,052 and has used $401,922 of cash in operating activities during the year ended December 31, 2002. As of December 31, 2002, the Company had a working capital deficit of $1,549,454. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                        Respectfully Submitted,



                                        /s/ ROBISON HILL & CO.
                                        ----------------------------
                                        Certified Public Accountants
Salt Lake City, Utah
May 15, 2003

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                           2002             2001
                                                                                  -------------    -------------
                                                       ASSETS
CURRENT ASSETS
     Cash.........................................................................$         419    $       3,021
     Trade accounts receivable net of $70,285 and $59,961 allowance for
        Doubtful accounts, respectively...........................................            -           13,288
     Inventory....................................................................       37,952           56,115
                                                                                  -------------    -------------
         TOTAL CURRENT ASSETS                                                            38,371           72,424

PROPERTY AND EQUIPMENT, net of $109,306 and $22,677 accumulated
   depreciation, respectively                                                           809,728           21,377
DEPOSITS                                                                                  5,328           12,027
                                                                                  -------------    -------------
TOTAL ASSETS                                                                      $     853,427    $     105,828
                                                                                  =============    =============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Trade accounts payable                                                       $     544,049    $     480,856
     Accrued liabilities                                                                299,465          130,365
     Deferred revenue                                                                    52,692          291,779
     Capital lease obligation - current portion                                           1,856           10,458
     Notes payable - current portion                                                    202,771          202,771
     Notes payable - related parties                                                    486,992          388,150
                                                                                  -------------    -------------
         TOTAL CURRENT LIABILITIES                                                    1,587,825        1,504,379
                                                                                  -------------    -------------

STOCKHOLDERS' DEFICIENCY
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;  Series A preferred stock; 875,000 shares issued and
         outstanding; $1.00 stated value.........................................       875,000               -
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        50,743,268 shares and 38,887,342 shares outstanding......................        50,743           38,887
     Additional paid-in capital..................................................     6,505,365        6,880,766
     Notes receivable from stockholders..........................................             -         (788,750)
     Accumulated deficit.........................................................    (8,165,506)      (7,529,454)
                                                                                  -------------    -------------
         TOTAL STOCKHOLDER'S DEFICIENCY..........................................      (734,398)      (1,398,551)
                                                                                  -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY................................... $     853,427    $     105,828
                                                                                  =============    =============

The accompanying notes are an integral part of these financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                           2002             2001
                                                                                  -------------    -------------
SALES.............................................................................$     372,305    $     636,241

COST OF SALES.....................................................................        3,799          518,767
                                                                                  -------------    -------------
GROSS PROFIT......................................................................      368,506          117,474
                                                                                  -------------    -------------
OPERATING EXPENSES
   General and administrative                                                           889,628        2,265,796
   Amortization of goodwill                                                                   -          868,456
   Interest expense                                                                     114,930          368,360
                                                                                  -------------    -------------
     TOTAL OPERATING EXPENSES                                                         1,004,558        3,502,612
                                                                                  -------------    -------------
INCOME (LOSS) FROM OPERATIONS                                                          (636,052)      (3,385,138)
                                                                                  -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EFFECTIVE CHANGE IN
   ACCOUNTING PRINCIPLE..............................                                  (636,052)      (3,385,138)

INCOME TAX EXPENSE..................                                                          -                -
                                                                                  -------------    -------------
NET INCOME (LOSS) BEFORE EFFECTIVE
   CHANGE IN ACCOUNTING PRINCIPLE....................                                  (636,052)      (3,385,138)

EFFECTIVE CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX.....................                                         -          868,456
                                                                                  -------------    -------------
NET INCOME/(LOSS)....................................                             $    (636,052)   $  (2,516,682)
                                                                                  =============    =============
BASIC AND DILUTED INCOME (LOSS) PER
   SHARE BEFORE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE .............................                             $       (0.01)   $       (0.11)
                                                                                  =============    =============
EARNINGS PER SHARE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE ......................                             $       (0.00)   $        0.03
                                                                                  =============    =============
BASIC AND DILUTED INCOME (LOSS) PER
   SHARE AFTER EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE .............................                             $       (0.01)   $       (0.08)
                                                                                  =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION................                                46,275,056       30,387,778
                                                                                  =============    =============


The accompanying notes are an integral part of these financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                           Notes
                                                                           Additional    Receivable                        Total
                             Preferred Stock        Common Stock             Paid-In        From        Accumulated    Stockholders'
                             ---------------   -----------------------
                             Shares   Amount     Shares        Amount        Capital     Stockholders     Deficit         Equity
                             ------   ------   -----------    ---------    -----------    -----------    -----------    -----------
Balance - January 1, 2001.....     -        -     6,628,575    $   6,628    $ 4,206,069    $      --      $(1,177,092)  $ 3,035,605
Expenses paid by shareholder..     -        -       548,543          549        348,073           --             --         348,622
Accounts payable and interest
  paid by shareholder ........     -        -       862,279          862        547,152           --             --         548,014
Assumption of note payable
   from shareholder ..........     -        -       (39,337)         (39)       (24,961)          --             --         (25,000)
Shares issued for services ...     -        -     4,000,000        4,000        196,000           --             --         200,000
Shares issued for notes
   receivable from stockholders,
   $0.05 per share............     -        -    23,050,000       23,050      1,129,450     (1,042,500)          --         110,000
Shares issued for notes
   receivable from stockholders,
   $0.10 per share............    -        -     2,515,000        2,515        248,985       (181,500)          --           70,000
Services received in satisfaction
  of notes receivable from
  stockholders................    -        -          --           --             --          360,000           --          360,000
Acquisition of GoThink!com ...    -        -       248,247          248           (248)          --             --             --
Private placement offering
  for cash....................    -        -       840,000          840        209,160           --             --          210,000
Foreign private placement
  offering for cash ..........    -        -       236,535          237         21,333           --             --           21,570
Cancellation of common stock and
  related note receivable ....    -        -        (2,500)          (3)          (247)           250           --             --
Cash received on notes receivable
   from stockholders .........    -        -          --           --             --           75,000           --           75,000
Net loss for the year ........    -        -          --           --             --             --       (3,385,139)    (3,385,139)
                             ------   ------   -----------    ---------    -----------    -----------    -----------    -----------

Balance - December 31, 2001 ..    -        -    38,887,342       38,887      6,880,766    $  (788,750)   $(4,562,231)   $ 1,568,672

Cumulative effect of change
in accounting principle.......    -        -             -            -              -              -     (2,967,223)    (2,967,223)
                             ------   ------   -----------    ---------    -----------    -----------    -----------    -----------
BALANCE - JANUARY 1, 2002
   (RESTATED).................    -        -    38,887,342       38,887      6,880,766       (788,750)    (7,529,454)    (1,398,551)

Issuance of common stock......    -        -     9,055,926        9,056        302,649              -              -        311,705

Issuance of common stock for
   services provided..........    -        -     3,050,000        3,050        110,450              -              -        113,500

Cancellation of common stock
   and related note receivable    -        -      (250,000)        (250)       (24,750)        25,000              -              -

Issuance of Series A preferred
    stock for software......875,000  875,000             -            -              -              -              -        875,000

Cancellation of note receivable
   from shareholders.........     -        -            -             -       (763,750)       763,750              -              -

Net income for the year ended
  December 31, 2002...........    -        -           -              -              -              -       (636,052)      (636,052)
                             ------ --------   -----------    ---------    -----------    -----------    -----------    -----------
BALANCE -
  DECEMBER 31, 2002.........875,000 $875,000    50,743,268    $  50,743    $ 6,505,365    $         -    $(8,165,506)   $  (734,398)
                            ======= ========   ===========    =========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                           2002             2001
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...................................................................... $    (636,052)   $  (2,516,682)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...............................................................        86,649           15,131
     Bad debt expense ...........................................................             -           50,000
     Amortization of prepaid compensation........................................             -           57,075
     Shares issued for service...................................................       113,500          548,014
     (Gain) Loss on disposal of equipment........................................             -              (50)
     Write down of obsolete inventory............................................             -           56,114
     Expenses paid by shareholder................................................             -          348,622
     Services received in satisfaction of note receivable........................             -          360,000
     Deferred revenue............................................................      (239,087)         291,779
   Changes in assets and liabilities,
    Net of effects from purchase of KT Solutions, Inc:
     Trade accounts receivable...................................................        15,912           58,310
     Inventory...................................................................          (781)         (19,419)
     Deposits....................................................................         6,699                -
     Trade accounts payable......................................................        82,138           81,489
     Accrued liabilities.........................................................       169,100           36,960
                                                                                  -------------    -------------
     NET CASH USED IN OPERATING ACTIVITIES.......................................      (401,922)        (632,658)
                                                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing under related party notes payable...................       151,042          249,124
   Proceeds received from on notes receivable from shareholders..................             -           75,000
   Principal payments on notes payable...........................................       (52,200)        (114,020)
   Proceeds from issuance of common stock........................................       309,080          411,570
     Principal payments under capital lease obligation...........................        (8,602)          (8,139)
                                                                                  -------------    -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES...................................       399,320          613,535
                                                                                  -------------    -------------
NET INCREASE / (DECREASE) IN CASH................................................        (2,602)         (19,123)
CASH AT BEGINNING OF PERIOD......................................................         3,021           22,144
                                                                                  -------------    -------------
CASH AT END OF PERIOD............................................................ $         419    $       3,021
                                                                                  =============    =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Common stock issued in satisfaction of notes receivable....................... $           -    $     360,000
   Common stock redeemed upon the assumption of a note payable...................             -           25,000
   Common stock issued for services provided.....................................             -          200,000
   Common stock issued for subscription receivable...............................             -        1,224,000
   Sale of inventory held on consignment.........................................        19,277                -
     Cancellation of common stock and related note receivable....................        25,000                -
   Purchase of software in exchange for Series A preferred stock.................       875,000                -

INTEREST PAID
   Interest expense.............................................................. $      50,534    $      63,474

The accompanying notes are an integral part of these financial statements.

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

In April 2002,  the FASB  issued  SFAS No. 145 (SFAS  145).  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material effect on its financial condition or results of operations.

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

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS 148). This standard amends the disclosure and certain transition provisions of SFAS 123, Accounting for Stock-Based Compensation. Its disclosure provisions are effective for 2002 annual financial statements for calendar year-end companies. The Company does not expect that adoption of SFAS 148 will have a material impact on its financial condition or results of operations.

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

BUSINESS CONDITION-The Company has incurred a net loss from operations for the years ended December 31, 2002 and 2001 of $636,052 and $3,385,138, respectively. In addition, the Company used $401,922 and $632,658 of cash in operating activities for the year ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had a working capital deficit of $1,549,454. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to pay the Company's obligations and to provide working capital for operations. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Impairment and Long-lived Assets -The Company will regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews take into account facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered.

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

NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                         2002             2001
                                                                                -------------    -------------
         Furniture and fixtures.................................................$       2,500   $        2,500
         Computer equipment.....................................................       41,534           41,534
         Capitalized software...................................................      875,000                -
                                                                                -------------    -------------
         Total Property and Equipment...........................................$     919,034   $       44,034
                                                                                =============   ==============

Depreciation and amortization expense for the year ended December 31, 2002 and 2001 was $86,649 and $15,131, respectively.

NOTE 3 - NOTES PAYABLE

                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
Notes Payable
     Non-interest bearing royalty obligations, due $11,000 per month,
         unsecured, interest accrued at 10% due to being in default               $     202,771    $     202,771
RELATED PARTY NOTES PAYABLE

     15% Note payable to a relative of an officer, due on demand,
        unsecured................................................................ $      20,000    $      20,000
     Note payable to an officer, due on demand, unsecured........................        45,647           12,000
     12% Note payable to an officer, due on demand, unsecured....................         3,000            3,000
     12% Note payable to an officer, due on demand, unsecured....................        30,000               --
     12% Note payable to an officer, due on demand, unsecured....................        32,500               --
     12% Note payable to an officer, due on demand, unsecured....................        12,500               --
     24% Note payable to an officer, due on demand, unsecured....................       200,000          216,125
     Note payable, due on demand, unsecured....................................          40,000           20,000
     20% Note payable, due on demand, unsecured..............................            75,000           75,000
     8% Note payable, due on demand, unsecured................................           28,345           42,025
                                                                                  -------------    -------------
     NOTES PAYABLE - RELATED PARTY                                                $     486,992    $     388,150
                                                                                  =============    =============

NOTE 4 - LEASE OBLIGATIONS

OPERATING LEASE - The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. Rent expense under this lease was $76,383 and $48,660 for the years ended December 31, 2002 and 2001. The following is a schedule by years of future minimum rental payments as of December 31, 2002:

         YEARS ENDING DECEMBER 31:
                  2003.........................................          84,540
                  2004.........................................          84,540
                  2005.........................................          14,090
                  2006.........................................               -
                                                                  -------------
                  TOTAL                                           $     183,170
                                                                  =============

CAPITAL LEASE - In June 2000, the Company entered into a capital lease obligation for computer equipment. This lease expires in December 2002. Equipment under the capital lease was as follows:

                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
         Equipment............................................................... $      22,841    $      22,841
         Less: Accumulated depreciation..........................................        22,841           13,704
                                                                                  -------------    -------------
         NET COST................................................................ $           -    $       9,137
                                                                                  =============    =============

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                           2002             2001
                                                                                  -------------    -------------
          YEARS ENDING DECEMBER 31:
         2003....................................................................         1,882           11,292
                                                                                  -------------    -------------
         Total minimum lease payments............................................         1,882           11,292
         Less: Amount representing executory costs                                            -             (864)
                                                                                  -------------    -------------
         Net minimum lease payments                                                       1,882           10,428
         Less: Amount representing interest                                                 (26)            (834)
                                                                                  -------------    -------------
         Present value of net minimum lease payments                                      1,856            9,594
         Less: Current portion                                                            1,856            9,594
                                                                                  -------------    -------------
         Capital Lease Obligation - Long Term                                     $          --    $          --
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

       On September 23, 2002, the Company purchased the Business Development Series, e-learning content and software from Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion. The President and Chief Executive Officer of Innovative is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Innovative Software Technologies, Inc. for 875,000 of the Company's preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

On September 27, 2002, the Company issued 300,000 shares of common stock in a private placement to individual investors for cash totaling $2,625.

NOTE 6 - STOCK OPTIONS

The Company accounts for stock options issued to directors, officers and employees under Accounting Principles Board Opinion No. 25 and related interpretations. Under APB 25, compensation expense is recognized if an option's exercise price on the measurement date is below the fair value of the Company's common stock. For options that provide for cashless exercise or that have been modified, the measurement date is considered the date the options are exercised or expire. Those options are accounted for as variable options with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. The Company accounts for options and warrants issued to non-employees at their fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

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

A summary of the status of the Company's two stock option plans as of December 31, 2001 and 2002 and changes during the years then ended is presented below:

                                                                          NUMBER OF        WEIGHTED-AVERAGE
                                                                            OPTIONS       EXERCISE PRICE
                                                                          ---------       ----------------
     Balance Outstanding, December 31, 2000......................                -            $          -
     Granted                                                              3,598,000                   0.11
     Forfeited                                                             (125,000)                  0.18
                                                                          ---------
     Balance Outstanding, December 31, 2001                               3,473,000                   0.11
                                                                          =========
     Balance Exercisable, December 31, 2001                                      -                       -
                                                                          =========
     Weighted-average fair value of options granted
       during the year                                                        $0.38

Balance Outstanding, December 31, 2001...........................         3,473,000           $      -
     Granted                                                                      -                  -
     Cancelled                                                           (3,473,000)                 -
     Forfeited                                                                    -                  -
                                                                          ---------
     Balance Outstanding, December 31, 2002                                       -                  -
                                                                          =========
     Balance Exercisable, December 31, 2002                                       -                  -
                                                                          =========
     Weighted-average fair value of options granted
       during the year                                                        $0.00

The following table summarizes information about stock options at December 31, 2001:

                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                     WEIGHTED-           WEIGHTED                        WEIGHTED-
     RANGE OF                                          AVERAGE            AVERAGE                        AVERAGE
     EXERCISE                 NUMBER                 REMAINING           EXERCISE          NUMBER       EXERCISE
      PRICES             OUTSTANDING          CONTRACTUAL LIFE              PRICE     EXERCISABLE          PRICE

      $  0.10              1,450,000                 5.0 years              $  0.10            -        $     -
         0.11              2,000,000                 5.0 years                  0.11           -              -
         0.18                 23,000                 5.0 years                  0.18           -              -
                           ---------                                                  ----------
   $0.10 - $0.18           3,473,000                 5.0 years                  0.11           -              -
                           =========                                                  ==========

No compensation expense was recognized during the year ended December 31, 2001 relating to stock options. Had compensation expense for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for options granted under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. The Company estimated the fair value of the stock options at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes model for the year ended December 31, 2001: risk-free interest rate of 4.1%, dividend yield of 0%, volatility of 332%, and expected lives of
5.0 years.

         Net loss, as reported..................................$    (3,385,138)
         Net loss, pro forma                                         (2,538,399)
         Basic and diluted loss per share, as reported                    (0.11)
         Basic and diluted loss per share, pro forma                      (0.09)

All stock options were cancelled in 2002. In addition, no compensation expense was recognized during the year ended December 31, 2002.

NOTE 7 - SUBSEQUENT EVENTS

On January 1, 2003, the Company was in default under its current lease obligation for certain office space and is trying to work out a settlement with the landlord.

On April 3, 2003, the Company signed a definitive agreement to acquire Corporate Solutions, Inc., (CSI) a Nevada Corporation, for 5,000,000 million shares of the Company's common stock and 3,000,000 shares of convertible preferred stock. The closing of this acquisition is contingent upon the ability of the companies to meet certain terms and conditions precedent to close. Upon closing and the release of the shares by both parties, the Company shall receive $75,000 that shall be used for the payment of the Company's obligations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



  Name                              Age



Steven K. Burke.............        (49)            President, Ceo, and Chairman

Gail Burke..................        (42)            Secretary

Chris Ryan..................        (48)            Vp of Sales and Marketing

David Manovich..............        (51)             Director

Mark Coulter................        (48)            Director



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



GAIL BURKE - Secretary

Mrs. Burke has 25 years of management and P & L responsibilities in Commercial property management. Currently, she is General Manager of One market Plaza in San Francisco, California. A premier two million square foot, class A commercial property. Mrs Burke has a B.S. degree from San Jose State University.



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

As President of The List Emporium, Mr. Coulter has established offices in Annapolis, MD, Boulder, CO, Asheville, NC and the Netherlands. He has also assisted clients in developing marketing programs in the Pacific Rim. Mr. Coulter still maintains his specialty is "providing opportunities for smaller, upstart companies to grow quickly, efficiently and effectively." Other successful entities Mr. Coulter has created include:

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

ITEM 10.  EXECUTIVE COMPENSATION

Steve K. Burke served as CEO of Knowledge Transfer Systems, Inc. during 2002 and was not compensated by the Company during that time period. No other officer of the company was compensated in excess of $100,000 during 2002.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           Name and Address          Amount and Nature          Percent
         Title of Class    of Beneficial Owner       of Beneficial Owner        of Class

         Common stock      Steven K. Burke           12,000,000 shares          23.7%
                           62 Crestmont Drive        President, CEO
                           Parkville, MO 64152       and Director

         Common stock      Gail Burke                50,000 shares               0.1%
                           62 Crestmont Drive        Secretary
                           Parkville, MO 64152

         Common stock      Chris Ryan                500,000 shares               1.0%
                           7605 N. Crest Road        VP Sales and Marketing
                           Eagle Mtn., Utah 84043

         Common stock      enSurge, Inc.             2,600,000 shares             5.1%
                           435 West Universal Circle Investor
                           Sandy, UT 84043

         Common stock      David Manovich            250,000 shares               0.5%
                           1616 Chapin Avenue        Outside Director
                           Burlingame, CA 94010


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2002 and 2001, notes payable to related parties amounted to $486,992 and $388,150, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

(a) Exhibits.

                  99-1 - CEO Certification
                  99-2 - CFO Certification

(b). Reports on Form 8-K:

               None

ITEM 14.  CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KNOWLEDGE TRANSFER SYSTEMS, INC.

DATE:        May 15, 2003                 /s/ Steve K. Burke
                                          Steve K. Burke
                                          President and Chief Executive Officer

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

 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

 c)        presented   in  this  Annual   Report  our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




       Date: May 15, 2003                    /s/ Steve K. Burke
                                             ----------------------------------
                                             Steve K. Burke
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steve K. Burke, Chief Financial Officer of Knowledge Transfer Systems, Inc., certify that:

 1. I have reviewed this Annual Report on Form 10-KSB of Knowledge Transfer Systems, Inc. (the "Registrant");

 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

 c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






          Date: May 15, 2003        /s/ Steve K. Burke
                                    -------------------------------------------
                                    Steve K. Burke
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT 99-1


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Knowledge Transfer Systems, Inc (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve K. Burke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Steve K. Burke
Steve K. Burke
President and Chief Executive Officer
May 15, 2003

EXHIBIT 99-2


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Knowledge Transfer Systems, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve K. Burke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

                  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Steve K. Burke
Steve K. Burke
President and Chief Financial Officer
May 15, 2003