Form 10QSB
period 2003-03-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2003-05-30
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         COMMISSION FILE NUMBER: 0-28417

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                           NEVADA                       76-0599457
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

                                             Yes X                     No

There were 50,743,268 shares of common stock, $0.001 par value, issued and outstanding as of May 28, 2003.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                   FORM 10-QSB



                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - March 31, 2003 (Unaudited)
       and December 31, 2002.................................................. 3

     Consolidated Statements of Operations (Unaudited) for the Three
        Months Ended March 31, 2003 and 2002.................................. 4

     Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Three Months Ended March 31, 2003...................................... 5

     Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 2003 and 2002............................. 6

     Notes to Consolidated Financial Statements (Unaudited)................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................16

Item 3. Controls and Procedures...............................................19

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................19

Item 6. Exhibits and Reports on Form 8-K       ...............................19

Signatures    ................................................................19

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                       MARCH 31,    DECEMBER 31,
                                                                                        2003          2002
                                                                                   -----------    -----------

                                     ASSETS
CURRENT ASSETS
     Cash ......................................................................   $       665    $       419
     Trade accounts receivable net of $69,741 and $70,285 allowance for
        doubtful accounts, respectively ........................................          --             --
     Inventory .................................................................        37,953         37,952
                                                                                   -----------    -----------
         TOTAL CURRENT ASSETS ..................................................        38,618         38,371

PROPERTY AND EQUIPMENT, net of $183,684 and $109,306
   accumulated depreciation, respectively ......................................       735,350        809,728
DEPOSITS .......................................................................         5,328          5,328
GOODWILL, net of $0 and $0 accumulated amortization,
   respectively ................................................................          --             --
                                                                                   -----------    -----------

TOTAL ASSETS ...................................................................   $   779,296    $   853,427
                                                                                   ===========    ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Trade accounts payable ....................................................   $   563,596    $   544,049
     Accrued liabilities .......................................................       351,456        299,465
     Deferred revenue ..........................................................        49,655         52,692
     Capital lease obligation - current portion ................................         1,856          1,856
     Notes payable - current portion ...........................................       202,771        202,771
     Notes payable - related parties ...........................................       487,492        486,992
                                                                                   -----------    -----------
         TOTAL CURRENT LIABILITIES .............................................     1,656,826      1,587,825
                                                                                   -----------    -----------
STOCKHOLDERS' DEFICIENCY
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;  Series A preferred stock; 875,000 shares issued and
         outstanding; $1.00 stated value .......................................       875,000        875,000
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        50,743,268 shares and 50,743,268 shares outstanding ....................        50,743         50,743
     Additional paid-in capital ................................................     6,505,365      6,505,365
     Notes receivable from stockholders ........................................          --             --
     Accumulated deficit .......................................................    (8,308,638)    (8,165,506)
                                                                                   -----------    -----------
         TOTAL STOCKHOLDER'S DEFICIENCY ........................................      (877,530)      (734,398)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................................   $   779,296    $   853,427
                                                                                   ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                       2003         2002
                                                  ------------     ------------
SALES ........................................    $      6,497     $    193,139

COST OF SALES ................................            --              1,336
                                                  ------------     ------------

GROSS PROFIT .................................           6,497          191,803
                                                  ------------     ------------
OPERATING EXPENSES
     General and administrative ..............         118,168          209,906
     Interest expense ........................          31,461           32,618
                                                  ------------     ------------
     TOTAL OPERATING EXPENSES ................         149,629          242,524
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS ................        (143,132)         (50,721)

INCOME TAX EXPENSE ...........................            --               --
                                                  ------------     ------------

NET INCOME/(LOSS) ............................    $   (143,132)    $    (50,721)
                                                  ============     ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE ....    $      (0.00)            0.00
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES USED IN PER SHARE CALCULATION ........      50,743,268       41,291,915
                                                  ============     ============



















The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                          NOTES
                                                                            ADDITIONAL  RECEIVABLE      TOTAL     STOCKHOLDERS'
                                  PREFERRED STOCK         COMMON STOCK       PAID-IN-     FROM       ACCUMULATED     EQUITY/
                                 -----------------   --------------------
                                  SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL  SHAREHOLDERS    DEFICIT    (DEFICIENCY)
                                 -------   -------   ----------   -------   ----------   ---------   -----------   ----------

BALANCE - JANUARY 1, 2002.....         -   $     -   38,887,342   $38,887   $6,880,766   $(788,750)  $(4,562,231)  $1,568,672

Cumulative effect of change
in accounting principle.......         -         -            -         -            -           -    (2,967,223)  (2,967,223)
                                 -------   -------   ----------   -------   ----------   ---------   -----------   ----------

BALANCE - JANUARY 1, 2002
   (RESTATED).................         -         -   38,887,342    38,887    6,880,766    (788,750)   (7,529,454)  (1,398,551)

Issuance of common stock......         -         -    9,055,926     9,056      302,649           -             -      311,705

Issuance of common stock for
   services provided..........         -         -    3,050,000     3,050      110,450           -             -      113,500

Cancellation of common stock
   and related note receivable         -         -     (250,000)     (250)     (24,750)     25,000             -            -

Issuance of Series A preferred
    stock for software........   875,000   875,000            -         -            -           -             -      875,000

Cancellation of note receivable
   from shareholders..........         -         -            -         -     (763,750)    763,750             -            -

Net income for the year ended
  December 31, 2002...........         -         -            -         -            -           -      (636,052)    (636,052)
                                 -------   -------   ----------   -------   ----------   ---------   -----------   ----------
BALANCE - DECEMBER 31, 2002...   875,000  $875,000   50,743,268   $50,743   $6,505,365   $       -   $(8,165,506)  $ (734,398)
                                 -------   -------   ----------   -------   ----------   ---------   -----------   ----------
Net income for the three months
  ended March 31, 2003........         -         -            -         -           -            -      (143,132)    (143,132)
                                 -------   -------   ----------   -------   ----------   ---------   -----------   ----------
BALANCE - MARCH 31, 2003......   875,000  $875,000   50,743,268   $50,743   $6,505,365   $       -   $(8,308,638)  $ (877,530)
                                 =======  ========   ==========   =======   ==========   =========   ===========   ==========

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE     FOR THE THREE
                                                                                  MONTHS ENDED      MONTHS ENDED
                                                                                  MARCH 31,2003     MARCH 31, 2002
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss...................................................................... $    (143,132)   $     (50,721)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...............................................................        74,378            3,745
     Amortization of goodwill....................................................             -                -
     Amortization of prepaid compensation........................................             -                -
     Notes Receivable............................................................             -                -
     Deferred revenue............................................................        (3,037)        (130,475)
   Changes in  assets  and  liabilities,  Net of  effects  from  purchase  of KT
    Solutions, Inc:
     Trade accounts receivable...................................................             -          (31,830)
     Inventory...................................................................             -              617
     Trade accounts payable......................................................        19,546          (29,912)
     Accrued liabilities.........................................................        51,991           (9,208)
                                                                                  -------------    -------------
     NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES........................          (254)        (247,784)
                                                                                  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowing under notes payable...................................             -                -
   Proceeds from borrowing under related party notes payable.....................           500          113,297
   Proceeds from enSurge Intercompany Loan.......................................             -                -
   Principal payments on notes payable...........................................             -          (40,500)
   Proceeds from issuance of common stock........................................             -          186,175
   Principal payments under capital lease obligation.............................             -           (2,476)
                                                                                  -------------    -------------
     NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES.......................           500          256,496
                                                                                  -------------    -------------

NET INCREASE / (DECREASE) IN CASH................................................           246            8,712
CASH AT BEGINNING OF PERIOD......................................................           419            3,021
                                                                                  -------------    -------------
CASH AT END OF PERIOD............................................................ $         665    $      11,733
                                                                                  =============    =============

INTEREST PAID
   Interest expense.............................................................. $           -    $      40,136

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

During 2002 and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed. In addition, the financial information presented that includes the periods that precede the period in which the transitional goodwill impairment loss is measured was presented on a restated basis. The impairment charge as of June 30, 2002 was $2,967,223.

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

BUSINESS CONDITION-The Company has incurred a net loss from operations for the three months ended March 31, 2003 and 2002 of $143,132 and $50,721, respectively. In addition, the Company used $254 and $247,784 of cash in operating activities for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company had a working capital deficit of $1,618,208. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products through several new distribution channels. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2003             2002
                                                                                -------------   --------------
         Furniture and fixtures.................................................$       2,500   $        2,500
         Computer equipment.....................................................       41,534           41,534
         Capitalized software...................................................      875,000          875,000
                                                                                -------------   --------------
         Total Property and Equipment...........................................$     919,034   $      919,034
                                                                                =============   ==============

NOTE 3 - NOTES PAYABLE

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                       2003             2002
                                                                                  -------------    -------------
NOTES PAYABLE
     Non-interest bearing royalty obligations, due $11,000 per month,
         unsecured, interest accrued at 10% due to being in default               $     202,771    $     202,771
                                        ==                                        =============    =============
RELATED PARTY NOTES PAYABLE
     15% Note payable to a relative of an officer, due on demand,
        unsecured................................................................ $      20,000      $    20,000
     Note payable to an officer, due on demand, unsecured........................        46,147           45,647
     12% Note payable to an officer, due on demand, unsecured....................         3,000            3,000
     12% Note payable to an officer, due on demand, unsecured....................        30,000           30,000
     12% Note payable to an officer, due on demand, unsecured....................        32,500           32,500
     12% Note payable to an officer, due on demand, unsecured....................        12,500           12,500
     24% Note payable to an officer, due on demand, unsecured....................       200,000          200,000
     Note payable, due on demand, unsecured......................................        40,000           40,000
     20% Note payable, due on demand, unsecured..................................        75,000           75,000
     8% Note payable, due on demand, unsecured...................................        28,345           28,345
                                                                                  -------------    -------------
     NOTES PAYABLE - RELATED PARTY                                                $     487,492    $     486,992
                                                                                  =============    =============

NOTE 4- LEASE OBLIGATIONS

OPERATING LEASE-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. The following is a schedule by years of future minimum rental payments.


            YEAR ENDING DECEMBER 31:
              2003.......................................................$84,540
              2004....................................................... 84,540
              2005....................................................... 14,090
              -----                                                       ------

              TOTAL                                                     $183,170
                                                                        ========


CAPITAL LEASE - In June 2000, the Company entered into a capital lease obligation for computer equipment. This leased expired in December 2002. Equipment under the capital lease was as follows:

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                           2003             2002
                                                                                  -------------    -------------
         Equipment............................................................... $      22,841    $      22,841
         Less: Accumulated depreciation..........................................        22,841           22,841
                                                                                  -------------    -------------

         NET COST................................................................ $           -    $           -
                                                                                  =============    =============

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                           2003             2002
                                                                                  -------------    -------------
          YEARS ENDING DECEMBER 31:
         2002....................................................................         1,882            1,882
                                                                                  -------------    -------------
         Total minimum lease payments............................................         1,882            1,882
         Less: Amount representing executory costs                                            -                -
                                                                                  -------------    -------------
         Net minimum lease payments                                                       1,882            1,882
         Less: Amount representing interest                                                 (26)             (26)
                                                                                  -------------    -------------
         Present value of net minimum lease payments                                      1,856            1,856
         Less: Current portion                                                            1,856            1,856
                                                                                  -------------    -------------
         Capital Lease Obligation - Long Term                                     $          --    $          --
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

NOTE 6 - SUBSEQUENT EVENTS

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

REVENUE RECOGNITION

Revenue from the sale of technology-based training products is recognized upon delivery, acceptance and the determination that payment by the customer is likely. Payments collected from customers prior to recognition of the related sales are deferred as deferred revenue.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

           Sales for the Company for the three months March 31, 2003 and March 31, 2002 were respectively, $6,497 and $193,139. The Company's principal source of revenue for the three months ended March 31, 2003 and 2002, respectively, were from sales of technology-based software training programs. Sales for the three months ended March 31, 2003 and 2002, were comprised primarily of sales associated with an IT curriculum provider of $3,037 and $155,475 or 46% and 80%, respectively. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation.

COST OF SALES

Cost of sales for the three months ended March 31, 2003 and 2002 were $0 and $1,336, respectively. No significant labor costs were incurred for the three months ended March 31, 2003 and 2002.

GENERAL AND ADMINISTRATIVE

         General & Administrative expenses for the three months ended March 31, 2003 and 2002 were $118,168 and $209,906, respectively. These costs consisted primarily of salaries, contract labor, professional fees, rent, travel and entertainment, depreciation and amortization, and payroll taxes. Depreciation and amortization and salary costs of $74,378 and $30,000, respectively, comprise most of the general and administrative expenses during the current quarter.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2003 and 2002 were $31,461 and $32,618, respectively. These costs were primarily from notes payable to related parties.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, cash amounts to $665, an increase of $246 from December 31, 2002. Cash used in operations was $254 for the three months ended March 31, 2003. A significant reason for the decrease in cash used in operations for the first three months of the year was attributable to the decreased sales volume during 2002 and the three months ended March 31, 2003. The sales volume decrease can be attributed to the loss of sales to one customer, which is a national franchise and had a license agreement with the Company that expired at the end of 2001.

     The Company has had net losses annually since inception (2000) and we have incurred net losses through March 31, 2003. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources. The additional financing will be used to make payments on accounts payable. There is no assurance that additional financing will be realized.

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

     We had negative working capital of $1,618,208 on March 31, 2003, as compared to $1,549,454 at December 31, 2002. The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. However, there can be no assurance that additional funding will become available.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits

              99-1 - CEO Certification
              99-2 - CFO Certification

b. Reports of Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.


OTHER ITEMS

     There were no other items to be reported under Part II of this report.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           KNOWLEDGE TRANSFER SYSTEMS, INC.

DATE:        May 28, 2003                  /s/ Steve K Burke
                                           Steve K. Burke
                                           President and Chief Executive Officer

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



          Date: May 28, 2003                 /s/ Steve K. Burke
                                             -----------------------------------
                                             Steve K. Burke
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)

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





          Date: May 28, 2003        /s/ Steve K. Burke
                                    --------------------------------------------
                                    Steve K. Burke
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT 99-1

                       ___________________________________


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Knowledge Transfer Systems, Inc (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve K. Burke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Steve K. Burke
_______________________
Steve K. Burke
President and Chief Executive Officer
May 28, 2003

EXHIBIT 99-2


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Knowledge Transfer Systems, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve K. Burke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

                  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Steve K. Burke
_______________________
Steve K. Burke
President and Chief Financial Officer
May 28, 2003