Form 10QSB
period 2003-06-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2003-08-19
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2003

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

                                             Yes X                     No

There were 51,743,268 shares of common stock, $0.001 par value, issued and outstanding as of June 30, 2003.

                        Knowledge Transfer Systems, Inc.
                                   FORM 10-QSB



                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                      Page

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 2003 (Unaudited)
       and December 31, 2002..................................................................        3

     Consolidated Statements of Operations (Unaudited) for the Three and Six
        Months Ended June 30, 2003 and 2002...................................................        4

     Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Six Months Ended June 30, 2003.........................................................        5

     Consolidated Statements of Cash Flows (Unaudited) for the
       Three and Six Months Ended June 30, 2003 and 2002......................................        6

     Notes to Consolidated Financial Statements (Unaudited)...................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       16

Item 3. Controls and Procedures...............................................................       20

                                            PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................       21

Item 6. Exhibits and Reports on Form 8-K       ...............................................       21

Signatures    .................................................................................      22

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                    June 30,        December 31,
                                                                                      2003              2002
                                                                                 --------------    -------------
                                     ASSETS
Current Assets
     Cash........................................................................$        3,707    $         419
     Trade accounts receivable net of $9,573 and $9,960 allowance for
        doubtful accounts, respectively..........................................             -                -
     Inventory...................................................................        37,951           37,952
                                                                                 --------------    -------------
         Total Current Assets....................................................        41,658           38,371

Property and Equipment, net of $257,880 and $109,306
   accumulated depreciation, respectively........................................       661,154          809,728
Deposits ........................................................................         5,328            5,328
Goodwill, net of $0 and $0 accumulated amortization,
   respectively                                                                               -                -
                                                                                  -------------    -------------

Total Assets..................................................................... $     708,140    $     853,427
                                                                                  =============    =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Trade accounts payable...................................................... $     551,011    $     544,049
     Accrued liabilities.........................................................       402,222          299,465
     Deferred revenue............................................................        45,063           52,692
     Other current liabilities...................................................        10,000                -
     Capital lease obligation - current portion..................................         1,856            1,856
     Notes payable - current portion.............................................       202,771          202,771
     Notes payable - related parties.............................................       487,898          486,992
                                                                                  -------------    -------------
         Total Current Liabilities                                                    1,700,821        1,587,825
                                                                                  -------------    -------------

Stockholders' Deficiency
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;  Series A preferred stock; 875,000 shares issued and
         outstanding; $1.00 stated value.........................................       875,000          875,000
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        51,743,268 shares and 50,743,268 shares outstanding......................        51,743           50,743
     Additional paid-in capital..................................................     6,506,365        6,505,365
     Notes receivable from stockholders..........................................             -                -
     Accumulated deficit.........................................................    (8,425,789)      (8,165,506)
                                                                                  --------------   --------------
         Total Stockholder's Deficiency..........................................      (992,681)        (734,398)
                                                                                  --------------   --------------

Total Liabilities and Stockholders' Deficiency................................... $     708,140    $     853,427
                                                                                  =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months           For the Six Months
                                                               Ended June 30,           Ended June 30, 2003
                                                       ---------------------------  ----------------------------
                                                          2003             2002         2003            2002
                                                       -------------   -----------  -----------    -------------
Sales................................................  $        6,191  $    82,110  $     12,688   $     275,249

Cost of Sales........................................              -         1,476            -            2,812
                                                       -------------   -----------  -----------    -------------

Gross Profit.........................................           6,191       80,634        12,688         272,437
                                                       --------------  -----------  ------------   -------------

Operating Expenses
     General and administrative......................         110,796      164,487       228,964         374,393
     Amortization of goodwill........................              -             -            -               -
     Interest expense................................          12,546       37,055        44,007          69,673
                                                       --------------  -----------  ------------   --------------

     Total Operating Expenses........................         123,342      201,542       272,971         444,066
                                                       --------------  -----------  ------------   -------------

Income (Loss) From Operations........................        (117,151)    (120,908)     (260,283)       (171,629)
                                                       --------------  -----------  ------------   --------------

Income (Loss) Before Income Taxes and
   Effective Change in
   Accounting Principle..............................        (117,151)    (120,908)     (260,283)       (171,629)

Income Tax Expense...................................              -            -             -               -
                                                       --------------  -----------  -----------    -------------

Net Income (Loss) Before Effective
   Change in Accounting Principle....................        (117,151)    (120,908)     (260,283)       (171,629)

Effective Change in
Accounting Principle, net of tax.....................               -            -             -               -
                                                       --------------  -----------  ------------   -------------

Net Income/(Loss)....................................  $     (117,151) $  (120,908) $   (260,283)  $    (171,629)
                                                       ==============  ===========  ============   =============

Basic and Diluted Income (Loss) per
   Share Before Effect of Change in
   Accounting Principle .............................  $        (0.00)       (0.00) $      (0.01)  $       (0.00)
                                                       ==============  ===========  ============   =============

Earnings per Share Effect of
Change in Accounting Principle ......................  $        (0.00)        0.00  $      (0.00)  $        0.00
                                                       ==============  ===========  ============   =============

Basic and Diluted Income (Loss) per
   Share After Effect of Change in
   Accounting Principle .............................  $        (0.00)        0.00  $      (0.01)  $       (0.00)
                                                       ==============  ===========  ============   =============

Weighted Average Number of Common
 Shares Used in Per Share Calculation................      51,336,675   43,773,129    51,041,611      41,934,480
                                                        =============  ===========  ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                           Notes                       Total
                                                                             Additional  Receivable                 Stockholders'
                                  Preferred Stock          Common Stock       Paid-in-     from       Accumulated      Equity/
                              ----------------------  ----------------------
                                Shares      Amount      Shares      Amount     Capital   Shareholders   Deficit     (Deficiency)
                              ----------  ----------  ----------  ----------  ----------  ----------   -----------   ----------

Balance - January 1, 2002.....         -  $        -  38,887,342  $   38,887  $6,880,766  $ (788,750)  $(4,562,231)  $1,568,672

Cumulative effect of change
in accounting principle.......         -           -           -           -           -           -    (2,967,223)  (2,967,223)
                              ----------  ----------  ----------  ----------  ----------  ----------   -----------   ----------


Balance - January 1, 2002
   (Restated).................         -           -  38,887,342      38,887   6,880,766    (788,750)   (7,529,454)  (1,398,551)

Issuance of common stock......         -           -   9,055,926       9,056     302,649           -              -     311,705

Issuance of common stock for
   services provided..........         -           -   3,050,000       3,050     110,450           -              -     113,500

Cancellation of common stock
   and related note receivable         -           -    (250,000)       (250)    (24,750)     25,000              -           -

Issuance of Series A preferred
    stock for software........   875,000     875,000           -           -           -           -              -     875,000

Cancellation of note receivable
   from shareholders..........         -           -           -           -    (763,750)    763,750              -           -

Net income for the year ended
  December 31, 2002...........         -           -           -           -           -           -      (636,052)    (636,052)
                              ----------  ----------  ----------  ----------  ----------  ----------   -----------   ----------

Balance - December 31, 2002...   875,000  $  875,000  50,743,268  $   50,743  $6,505,365  $        -   $(8,165,506)  $ (734,398)
                              ----------  ----------  ----------  ----------  ----------  ----------   -----------   ----------
Issuance of common stock for
   services provided..........         -           -   1,000,000       1,000       1,000           -             -        2,000

Net loss for the six months
  ended June 30, 2003.........         -           -           -           -           -           -      (260,283)    (260,283)
                              ----------  ----------  ----------  ----------  ----------  ----------   -----------   ----------

Balance - June 30, 2003.......   875,000  $  875,000  51,743,268  $   51,743  $6,506,365  $        -   $(8,425,789)  $ (992,681)
                              ----------  ----------  ----------  ----------  ----------  ----------   -----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Six       For the Six
                                                                                  Months Ended      Months Ended
                                                                                  June 30, 2003     June 30, 2002
                                                                                  -------------    -------------
Cash Flows From Operating Activities
   Net loss...................................................................... $    (260,283)   $    (171,629)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...............................................................       148,574            6,242
     Non-cash expenses...........................................................         2,000                -
     Deferred revenue............................................................        (7,629)        (215,442)
   Changes in  assets  and  liabilities,  Net of  effects  from  purchase  of KT
    Solutions, Inc:
     Trade accounts receivable...................................................             -           10,912
     Inventory...................................................................             -             (456)
     Trade accounts payable......................................................         6,963          (36,456)
     Other current liabilities...................................................        10,000                -
     Accrued liabilities.........................................................       102,757           24,195
                                                                                  -------------    -------------
     Net Cash Provided by/ (Used In) Operating Activities........................         2,382         (382,634)
                                                                                  -------------    --------------

Cash Flows From Financing Activities
   Proceeds from borrowing under notes payable...................................             -                -
   Proceeds from borrowing under related party notes payable.....................           906          115,297
   Proceeds from enSurge Intercompany Loan.......................................             -                -
   Principal payments on notes payable...........................................             -          (50,700)
   Proceeds from issuance of common stock........................................             -          328,896
   Principal payments under capital lease obligation.............................             -           (5,042)
                                                                                  -------------    --------------

     Net Cash Provided by / (Used In) Financing Activities.......................           906          388,451
                                                                                  -------------    -------------

Net Increase / (Decrease) In Cash................................................         3,288            5,817
Cash at Beginning of Period......................................................           419            3,021
                                                                                  -------------    -------------
Cash at End of Period............................................................ $       3,707    $       8,838
                                                                                  =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities
    Sale of inventory held on consignment........................................             -                -
   Common stock issued for services provided.....................................         2,000           16,878

Interest Paid
   Interest expense.............................................................. $       1,250    $      30,644

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

Business Condition-The Company has incurred a net loss from operations for the six months ended June 30, 2003 and 2002 of $258,283 and $171,629, respectively. As of June 30, 2003, the Company had a working capital deficit of $1,659,163. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. Upon obtaining additional capital, of which there can be no assurance, management plans to substantially increase sales of its technology-based products through several new distribution channels. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                     June 30,     December 31,
                                                                                         2003             2002
                                                                                -------------   --------------
         Furniture and fixtures.................................................$       2,500   $        2,500
         Computer equipment.....................................................       41,534           41,534
         Capitalized software...................................................      875,000          875,000
                                                                                -------------   --------------

         Total Property and Equipment...........................................$     919,034   $      919,034
                                                                                =============   ==============

NOTE 3 - NOTES PAYABLE

                                                                                       June 30,     December 31,
                                                                                           2003             2002
                                                                                -------------   --------------
Notes Payable
     Non-interest bearing royalty obligations, due $11,000 per month,
         unsecured, interest accrued at 10% due to being in default               $     202,771    $     202,771
                                                                                  =============    =============
Related Party Notes Payable
     15% Note payable to a relative of an officer, due on demand,
        unsecured................................................................ $      20,000    $      20,000
     Note payable to an officer, due on demand, unsecured........................        46,553           45,647
     12% Note payable to an officer, due on demand, unsecured....................         3,000            3,000
     12% Note payable to an officer, due on demand, unsecured....................        30,000           30,000
     12% Note payable to an officer, due on demand, unsecured....................        32,500           32,500
     12% Note payable to an officer, due on demand, unsecured....................        12,500           12,500
     24% Note payable to an officer, due on demand, unsecured....................       200,000          200,000
     Note payable, due on demand, unsecured......................................        40,000           40,000
     20% Note payable, due on demand, unsecured..................................        75,000           75,000
     8% Note payable, due on demand, unsecured...................................        28,345           28,345
                                                                                  -------------    -------------

     Notes Payable - Related Party                                                $     487,898    $     486,992
                                                                                  =============    =============

NOTE 4- LEASE OBLIGATIONS

Operating Lease-The Company conducts its operations in a building leased from an unrelated third party, which lease expires in February 2005. The following is a schedule by years of future minimum rental payments.


            Year Ending December 31:
              2003......................................................$84,540
              2004...................................................... 84,540
              2005...................................................... 14,090
                                                                        -------

              Total                                                    $183,170
                                                                        =======


Capital Lease - In June 2000, the Company entered into a capital lease obligation for computer equipment. This leased expired in December 2002. Equipment under the capital lease was as follows:

                                                                                       June 30,     December 31,
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
                                                                                  =============    =============

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                                                       June 30,     December 31,
                                                                                           2003             2002
                                                                                  -------------    -------------
          Years Ending December 31:
         2002....................................................................         1,882            1,882
                                                                                  -------------    -------------
         Total minimum lease payments............................................         1,882            1,882
         Less: Amount representing executory costs                                            -                -
                                                                                  -------------    -------------
         Net minimum lease payments                                                       1,882            1,882
         Less: Amount representing interest                                                 (26)             (26)
                                                                                  --------------   -------------
         Present value of net minimum lease payments                                      1,856            1,856
         Less: Current portion                                                            1,856            1,856
                                                                                  -------------    -------------

         Capital Lease Obligation - Long Term                                     $          --    $          --
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

On May 7, 2003,  the Company issued  1,000,000  shares of common stock at a fair
market  value  of  approximately  $0.002  for  professional   services  rendered
amounting to a charge to operations of $2,000.


NOTE 6 - PENDING ACQUISITION

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB, including those set forth under "Cautionary Statement Concerning Forward-Looking Statements" below.

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

Results of Operations for the Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Revenues

           Sales for the Company for the three months ended June 30, 2003 and 2002 were respectively, $6,191 and $82,110. The Company's principal source of revenue for the three months ended June 30, 2003 and 2002, respectively, were from sales of technology-based software training programs. Sales for the three months ended June 30, 2003 and 2002, were comprised primarily of sales associated with an IT curriculum provider of $4,592 and $59,968 or 74% and 73%, respectively. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation.

Cost of Sales

Cost of sales for the three months ended June 30, 2003 and 2002 were $0 and $1,476, respectively. No significant labor costs were incurred for the three months ended June 30, 2003 and 2002.

General and Administrative

         General & Administrative expenses for the three months ended June 30, 2003 and 2002 were $108,796 and $164,487, respectively. These costs consisted primarily of salaries, contract labor, professional fees, rent, travel and entertainment, depreciation and amortization, and payroll taxes. Depreciation and amortization and salary costs of $74,378 and $30,000, respectively, comprise most of the general and administrative expenses during the current quarter.

Interest Expense

         Interest expense for the three months ended June 30, 2003 and 2002 were $12,546 and $37,055, respectively. These costs were primarily from notes payable to related parties.

Results of Operations for the Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Revenues

           Sales for the Company for the six months ended June 30, 2003 and 2002 were respectively, $12,688 and $275,249. The Company's principal source of revenue for the three months ended June 30, 2003 and 2002, respectively, were from sales of technology-based software training programs. Sales for the six months ended June 30, 2003 and 2002, were comprised primarily of sales associated with an IT curriculum provider of $7,629 and $215,443 or 60% and 78%, respectively. This arrangement provided the Company with the right to sell and license this technology-based training product without any on-going royalty obligation.

Cost of Sales

Cost of sales for the six months ended June 30, 2003 and 2002 were $0 and $2,812, respectively. No significant labor costs were incurred for the six months ended June 30, 2003 and 2002.

General and Administrative

         General & Administrative expenses for the three months ended June 30, 2003 and 2002 were $226,964 and $374,393, respectively. These costs consisted primarily of salaries, contract labor, professional fees, rent, travel and entertainment, depreciation and amortization, and payroll taxes. Depreciation and amortization and salary costs of $148,574 and $60,000, respectively, comprise most of the general and administrative expenses during the current quarter.

Interest Expense

         Interest expense for the six months ended June 30, 2003 and 2002 were $44,007 and $69,673, respectively. These costs were primarily from notes payable to related parties.

Liquidity and Capital Resources

     At June 30, 2003, cash amounts to $3,707, an increase of $3,288 from December 31, 2002. Cash provided by operations was $2,382 for the six months ended June 30, 2003. The company received $10,000 in the current quarter as a deposit against the sale of certain of the Company's assets. The closing of this sale of assets is contingent upon the ability of the companies to meet certain terms and conditions precedent to close. This is the primary reason there was an increase in cash provided by operations for the first six months of the year.

     The Company has had net losses annually since inception (2000) and we have incurred net losses through June 30, 2003. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. Management's plans include securing financing from a variety of outside resources. The additional financing will be used to make payments on accounts payable. There is no assurance that additional financing will be realized.
..
     On April 3, 2003, the Company signed a definitive agreement to acquire Corporate Solutions, Inc., (CSI) a Nevada Corporation, for 5,000,000 million shares of the Company's common stock and 3,000,000 shares of convertible preferred stock on a post reverse split basis. The closing of this acquisition is contingent upon the ability of the companies to meet certain terms and conditions precedent to close. Upon closing and the release of the shares by both parties, the Company shall receive $75,000 that shall be used for the payment of the Company's obligations.

     We had negative working capital of $1,659,163 on June 30, 2003, as compared to $1,549,454 at December 31, 2002. The direction of the Company continues to move toward developing and enhancing its technology and delivering it to its customers. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to enhance its existing services, develop new services, and respond to technological advances and emerging industry standards. The Company is working to obtain additional funding from several sources. However, there can be no assurance that additional funding will become available.


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

On May 7, 2003,  the Company issued  1,000,000  shares of common stock at a fair
market  value  of  approximately  $0.002  for  professional   services  rendered
amounting to a charge to operations of $2,000.

     Also, the Company is currently working on additional private placements to cover operations and working capital beyond this point.

Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to risks and uncertainties, as described below.

     Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company's management or Board of Directors, including plans or objectives relating to the Company's products or services, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i),
(ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions.

     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. The Company's future results of operations, financial condition and business operations may differ materially from those expressed in these forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statement.

     There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. The Company provides a detailed discussion of risk factors in various SEC filings, including its Form 10-KSB for the fiscal year ended December 31, 2002, and readers are encouraged to review these filings. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

         o the Company's ability to develop strategic relationships with other businesses;

         o        the level of competition in the Company's industry;

         o        the rate of growth of the Internet and online commerce;

         o the Company's ability to develop new products and services that keep up with rapid technological change;

         o        the  Company's   ability  to  attract  and  retain   qualified
                  personnel;

         o the Company's ability to retain senior management and other key employees;

         o        changes in general economic conditions.

     All statements herein are made as of the date of this report. The Company does not undertake to publicly release any revisions to forward-looking statements to reflect events occurring or information obtained after the date of this report.



Item 3.  Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         On May 7, 2003, the Company issued 1,000,000 shares of common stock to a marketing consulting company for professional services rendered. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933. The Company believes that the exemption applies because of the recipient's sophistication and access to information regarding the Company.


Item 6. Exhibits and Reports on Form 8-K.

a.       Exhibits

         The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

b. Reports of Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.


OTHER ITEMS

     There were no other items to be reported under Part II of this report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Knowledge Transfer Systems, Inc.

Date:        August 19, 2003               /s/ Steve K Burke
                                           ------------------
                                           Steve K. Burke
                                           President and Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

31.1 Certification of Chief Executive Officer of Knowledge Transfer Systems, Inc. dated August 19, 2003.

31.2 Certification of Chief Financial Officer of Knowledge Transfer Systems, Inc. dated August 19, 2003.

32.1 Certification of Chief Executive Officer of Knowledge Transfer Systems, Inc. dated August 19, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Knowledge Transfer Systems, Inc. dated August 19, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.