Form 10QSB
period 2003-09-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2003-12-01
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission File Number: 0-28417

                        Knowledge Transfer Systems, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      76-0599457
----------------------------------            ----------------------------------
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

                                             Yes X                     No

There were 51,743,268 shares of common stock, $0.001 par value, issued and outstanding as of September 30, 2003.

                        Knowledge Transfer Systems, Inc.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                      Page

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 2003 (Unaudited)
       and December 31, 2002..................................................................        3

     Consolidated Statements of Operations (Unaudited) for the Three and Nine
        Months Ended September 30, 2003 and 2002..............................................        4

     Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Nine Months Ended September 30, 2003...................................................        5

     Consolidated Statements of Cash Flows (Unaudited) for the
       Three and Nine Months Ended September 30, 2003 and 2002................................        6

     Notes to Consolidated Financial Statements (Unaudited)...................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       15

Item 3. Controls and Procedures...............................................................       18

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................       18

Item 5. Other Information.....................................................................       19

Item 6. Exhibits and Reports on Form 8-K       ...............................................       19

Signatures    ................................................................................       19

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                  September 30,     December 31,
                                                                                      2003              2002
                                                                                 --------------    -------------


                                     ASSETS
Current Assets...................................................................$            -    $           -
                                                                                  -------------    -------------
         Total Current Assets                                                                 -                -
                                                                                  -------------    -------------

Net Assets of Discontinued Operations............................................        51,664          853,427
                                                                                  -------------    -------------

Total Assets..................................................................... $      51,664    $     853,427
                                                                                  =============    =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Trade accounts payable...................................................... $      47,831    $      55,731
                                                                                  -------------    -------------
         Total Current Liabilities                                                       47,831           55,731
                                                                                  -------------    -------------

     Net Liabilities of Discontinued Operations..................................     1,715,248        1,532,094
                                                                                  -------------    -------------
         Total         Liabilities                                                    1,763,079        1,587,825
                                                                                  -------------    -------------

Stockholders' Deficiency
     Preferred stock - $0.001 par value; 10,000,000 shares authorized;
        Series A convertible preferred stock; 0 and 875,000 shares issued and
         outstanding; $1.00 stated value.........................................             -          875,000
        Series B convertible preferred stock; 0 shares issued and
         outstanding; $1,000.00 stated value.....................................             -                -
     Common stock - $0.001 par value; 100,000,000 shares authorized;
        49,843,268 shares and 50,743,268 shares outstanding......................        49,843           50,743
     Additional paid-in capital..................................................     6,500,665        6,505,365
     Notes receivable from stockholders..........................................             -                -
     Accumulated deficit.........................................................    (8,261,923)      (8,165,506)
                                                                                  --------------   --------------
         Total Stockholder's Deficiency..........................................    (1,711,415)        (734,398)
                                                                                  --------------   --------------

Total Liabilities and Stockholders' Deficiency................................... $      51,664    $     853,427
                                                                                  =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months           For the Nine Months
                                                            Ended September 30,           Ended September 30,
                                                            2003           2002           2003           2002

Revenues.............................................  $            -  $         -  $         -    $           -

Operating Expenses
     General and administrative......................           2,079        9,477         6,238          28,431
                                                       --------------  -----------  ------------   --------------
Income (Loss) From Operations........................          (2,079)      (9,477)       (6,238)        (28,431)
                                                       --------------  -----------  ------------   --------------

Discontinued operations
     Income (Loss) from operations of KT Solutions,
     Inc. to be disposed, net of tax effects of $0...          165,945    (170,682)      (90,179)       (323,357)
                                                       --------------  -----------  ------------   --------------

Net Income (Loss) Before Cummulative
   Effects of Accounting Change......................          163,866    (180,159)      (96,417)       (351,788)
                                                       --------------  -----------  ------------   --------------

Cumulative Effects of Accounting Change,
   net of tax........................................               -            -             -      (2,967,223)
                                                       --------------  -----------  ------------   -------------

Net Income/(Loss)....................................  $      163,866  $  (180,159) $    (96,417)  $  (3,319,011)
                                                       ==============  ===========  ============   =============

Basic and Diluted Earnings (Loss) per Share

Net Income (Loss) Before Cummulative Effects of
    Effects of Accounting Change.....................  $            -            -  $          -  $       (0.01)
                                                       ==============  ===========  ============   =============

Cummulative Effects of Accounting Change,
    net of tax.......................................  $            -            -  $          -  $       (0.06)
                                                       ==============  ===========  ============   =============

Net Income (Loss)....................................  $            -            -  $          -  $       (0.07)
                                                       ==============  ===========  ============   =============

Weighted Average Number of Common
 Shares Used in Per Share Calculation................      50,937,833   50,232,487    51,010,301      44,773,003
                                                       ==============  ===========  ============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                           Notes
                                                                           Additional    Receivable        Total       Stockholders'
                         Preferred Stock           Common Stock             Paid-in-         from        Accumulated       Equity/
                         Shares    Amount       Shares         Amount        Capital     Shareholders      Deficit      (Deficiency)
                        -------   --------   -----------    -----------    -----------    -----------    -----------    -----------
Balance -
 January 1, 2002           --     $   --      38,887,342    $    38,887    $ 6,880,766    $  (788,750)   $(4,562,231)   $ 1,568,672

Issuance of
 common stock              --         --       9,055,926          9,056        302,649           --             --          311,705

Issuance of
 common stock for
 services provided         --         --       3,050,000          3,050        110,450           --             --          113,500

Cancellation of
 common stock
 and related note
 receivable                --         --        (250,000)          (250)       (24,750)        25,000           --             --

Issuance of
 Series A preferred
 stock for software     875,000    875,000          --             --             --             --             --          875,000

Cancellation of
 note receivable
 from shareholders         --         --            --             --         (763,750)       763,750           --             --

Net income for
 the year ended
 December 31, 2002         --         --            --             --             --             --       (3,603,275)    (3,603,275)
                        -------   --------   -----------    -----------    -----------    -----------    -----------    -----------

Balance -
 December 31, 2002      875,000   $875,000    50,743,268    $    50,743    $ 6,505,365    $      --      $(8,165,506)   $  (734,398)
                        -------   --------   -----------    -----------    -----------    -----------    -----------    -----------


Issuance of
 common stock for
 services provided         --         --       1,000,000          1,000          1,000           --             --            2,000

Cancellation of
 common stock for
 capitalized software      --         --      (1,900,000)        (1,900)        (5,700)          --             --           (7,600)

Cancellation of
 preferred stock
 for content license
 and reseale agreement (875,000) (875,000)          --             --             --            --             --          (875,000)

Net loss for the
 nine months ended
 September 30, 2003        --         --            --             --             --             --          (96,417)       (96,417)
                        -------   --------   -----------    -----------    -----------    -----------    -----------    -----------

Balance -
 September 30, 2003        --     $   --      49,843,268    $    49,843    $ 6,500,665    $      --      $(8,261,923)   $(1,711,415)
                        -------   --------   -----------    -----------    -----------    -----------    -----------    -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Nine      For the Nine
                                                                                  Months Ended      Months Ended
                                                                                  Sept. 30, 2003    Sept. 30, 2002
Cash Flows From Operating Activities
   Net loss...................................................................... $     (96,417)   $  (3,319,011)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cummulative Effects of Accounting Change....................................             -        2,967,223
     Net Loss from Discontinued Operations.......................................        90,179          323,357
   Changes in  assets  and  liabilities:
     Trade accounts payable......................................................         6,238           28,431
                                                                                  -------------    -------------
     Net Cash Provided by/ (Used In) Continuing Activities.......................             -                -
     Net Cash Provided by/ (Used In) Discontinued Activities.....................          (906)        (396,500)
                                                                                  -------------    -------------
     Net Cash Provided by/ (Used In) Operatings Activities.......................          (906)        (396,500)
                                                                                  -------------    --------------

Cash Flows From Financing Activities
   Net Cash from Discontinued Acttivities........................................           906          396,500
                                                                                  -------------    --------------

     Net Cash Provided by / (Used In) Financing Activities.......................           906          396,500
                                                                                  -------------    -------------

Net Increase / (Decrease) In Cash................................................             -                -
Cash at Beginning of Period......................................................             -                -
                                                                                  -------------    -------------
Cash at End of Period............................................................ $           -    $           -
                                                                                  =============    =============

Supplemental Schedule of Noncash Investing and Financing Activities
   Sale of inventory held on consignment.........................................             -           18,944
   Cancellation of common stock and related note receivable......................             -           25,000
   Cancellation of Common Stock for content license agreement....................        (7,600)               -
   Purchase of software in exchange for Series A preferred stock.................             -          875,000
   Common stock issued for services provided.....................................         2,000          113,500

Interest Paid
   Interest expense.............................................................. $       6,992    $      50,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization - On August 1, 1992 Missaticum, Inc. dba QtrainCorp was incorporated under the laws of the State of California. On October 4, 1996, its name was changed to KT Solutions, Inc. It was formed for the purpose of developing technology based training solutions. It creates software programs that are used to teach and train individuals how to operate popular business and home use software programs.

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

Bankruptcy of Subsidiary - On September 15, 2003, KT Solutions, Inc. a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland California.

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

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Business Condition - The Company has an accumulated deficit as of September 30, 2003 of $8,261,923. As of September 30, 2003, the Company had a working capital deficit of $47,831, and the companies wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Nature of Operation - The Company, through is wholly owned subsidiary KT Solutions, Inc., was involved in developing technology-based training products and marketing those products. On September 15, 2003, KT Solutions, Inc. file Chapter 7 bankruptcy, and management has decided to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial  Instruments  - The  carrying  amounts  reported  in the  accompanying financial statements for trade accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

NOTE 2 - STOCKHOLDER'S EQUITY

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

On August 15, 2003 the Company filed a Certificate of Designation which was approved by the board of Directors to issue a new class of Preferred Stock. The designation consists of 100,000 shares of Series "B" Preferred Stock with a "Stated Value" of $1,000 per share. At this time no shares have been issued.

On August 23, 2003, the Company sold the Business Development Series, e-learning content and software to Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares were convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion. The President and Chief Executive Officer of Innovative is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Innovative Software Technologies, Inc. for 875,000 of the Company's preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

On August 23, 2003 the Company signed a Content License and Resale Agreement with Innovative Software Technologies, Inc. a California corporation. The Company sold $125,000 (retail value) of on-line training products to IST in exchange for 1,900,000 common shares of the companies stock which were held by IST.


NOTE 3 - PENDING ACQUISITION

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

NOTE 4 - DISCONTINUED OPERATIONS

On September 15, 2003, KT Solutions, Inc. a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland California.

The assets and liabilities KT Solutions Inc., consisted of the following:


                                             September 30,       December 31,
                                                  2003               2002
                                          ------------------  -----------------

Cash                                      $            3,924  $             419
Trade accounts receivable net of
 $9,378 and $9,960 allowance for
 doubtful accounts, respectively                           -                  -
Inventory                                             37,951             37,952
Property and Equipment, net of
 $39,573 and $109,306
 accumulated depreciation,
 respectively                                          4,461            809,728
Deposits                                               5,328              5,328
                                          ------------------  -----------------
       Total assets                       $           51,664  $         853,427

Trade accounts payable                    $          513,435  $         488,318
Accrued liabilities                                  454,225            299,465
Deferred revenue                                      45,063             52,692
Other current liabilities                             10,000                  -
Capital lease obligation - current portion             1,856              1,856
Notes payable - current portion                      202,771            202,771
Notes payable - related parties                      487,898            486,992
                                          ------------------  -----------------
       Total liabilities                           1,715,248          1,532,094
                                          ------------------  -----------------

        Net liabilities to be disposed of $        1,663,584  $         678,667
                                          ==================  =================



Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 2003. The December 31, 2002 balance sheet has been restated to conform with the current year's presentation.

The company received $10,000 in the second quarter as a deposit against the sale of certain of KT Solutions' assets. The closing of this sale of assets is contingent upon the ability of the companies to meet certain terms and conditions precedent to close.

Operating results of this discontinued operation for the three and nine months ended September 30, 2003 are shown separately in the accompanying consolidated statement of operations. The operating statements for 2002 have been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and nine months ended September 30, 2003 and 2002 consist of:

                                     For the Three Months    For the Nine Months
                                      Ended September 30,    Ended September 30,
                                        2003       2002       2003       2002

Sales................................$   7,954  $  51,816  $  20,642  $ 327,065
Cost of Sales........................        -     (1,004)         -     (3,816)
Operating Expenses................... (105,931)  (203,861)  (330,736)  (559,300)
Gain on Sale of Capitalized Software.  291,667         -     291,667          -
Interest expense.....................  (27,745)   (17,633)   (71,752)   (87,306)
Net Income/(Loss)....................$ 165,945  $(170,682) $ (90,179) $(323,357)

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

Plan of Operations

On September 15, 2003, KT Solutions, Inc. a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland California.

As of the date of this filing the Company has no operations. The Company is in the process of attempting to identify and acquire a favorable business opportunity.

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

The Company continues to investigate, review, and evaluate other business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Liquidity and Capital Resources

At September 30, 2003, the Company has no cash, and no operations.

The Company has had net losses annually since inception (2000) and we have incurred net losses through September 30, 2003. The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company's losses from operations and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to obtain additional financing. There is no assurance that additional financing will be realized.

We had negative working capital of $47,831 on September 30, 2003, as compared to $55,731 at December 31, 2002. The Company's working capital and other capital requirements for the foreseeable future will vary based upon the Company's ability to find a merger or acquisition candidate. The Company is working to obtain additional funding from several sources. However, there can be no assurance that additional funding will become available.

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

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. The Company provides a detailed discussion of risk factors in various SEC filings, including its Form 10-KSB for the fiscal year ended December 31, 2002, and readers are encouraged to review these filings. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements is the ability to find a merger or acquisition candidate.

All statements herein are made as of the date of this report. The Company does not undertake to publicly release any revisions to forward-looking statements to reflect events occurring or information obtained after the date of this report.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

1. On August 15, 2003 the Company filed a Certificate of Designation which was approved by the board of Directors to issue a new class of Preferred Stock. The designation consists of 100,000 shares of Series "B" Preferred Stock with a "Stated Value" of $1,000 per share. At this time no shares have been issued.

2. On August 23, 2003 the Company signed a Purchase and Sale Agreement with Innovative Software Technologies, Inc (IST) a California corporations. The company sold the intellectual property rights of a series of products called the "Business Development Series" in return for 875,000 Preferred Series "A" Shares of the companies shares which were held by IST.

3. On August 23, 2003 the Company signed a Content License and Resale Agreement with Innovative Software Technologies, Inc. a California corporation. The Company sold $125,000 (retail value) of on-line training products to to IST in exchange for 1,900,000 common shares of the companies stock which were held by IST.

Item 5.   Other Information.

On September 15, 2003, KT Solutions, Inc. a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland California.

Item 6. Exhibits and Reports on Form 8-K.

a.       Exhibits

         The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

b. Reports of Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.


OTHER ITEMS

     There were no other items to be reported under Part II of this report.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Knowledge Transfer Systems, Inc.

Date:  November 26, 2003                   /s/ Steve K Burke
                                           ------------------
                                           Steve K. Burke
                                           President and Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit
Number   Description
------   -----------

31.1     Certification of Chief Executive Officer of Knowledge Transfer Systems,
         Inc.

31.2     Certification of Chief Financial Officer of Knowledge Transfer Systems,
         Inc.

32.1 Certification of Chief Executive Officer of Knowledge Transfer Systems, Inc. which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Knowledge Transfer Systems, Inc.which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.