Form 10KSB
period 2003-12-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-04-14
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                       To
                              ----------------------    ------------------------


Commission file number         0-28417
                       ---------------------------------------------------------

                        Knowledge Transfer Systems, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                        76-0599457
-------------------------------------                --------------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization                       Identification No.)


                 62 Crestmont Drive, Oakland, California, 94619
                 ----------------------------------------------
               (Address of principal executive offices) (zip code)

                    110 Broadway, Oakland, California, 94607
                    ----------------------------------------
                        (Former name and former address)


Issuer's telephone number                               (510) 251-6230
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]


     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $264,903. The registrant had issued and outstanding 49,843,268 shares of its common stock on March 31, 2004.

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               6

Item 3.     Legal Proceedings                                                                                     6

Item 4.     Submission of Matters to a Vote of Security Holders                                                   6


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              7

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            8

Item 7.     Financial Statements                                                                                 10

Item 8.     Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                            10

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                10

Item 10.   Executive Compensation                                                                                11

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        11

Item 12.   Certain Relationships and Related Transactions                                                        12

Item 13.   Exhibits and Reports on Form 8-K                                                                      12

Item 14.   Controls and Procedures                                                                               13

Item 15.   Principal Accountant Fees & Services                                                                  14

                                     PART I

         This Report, including all documents incorporated herein by reference, includes certain "forward- looking statements" within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

         o various competitive factors that may prevent us from competing successfully in the marketplace,

         o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations, and

         o our ability to raise sufficient capital to meet operating requirements.

         In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.



                         ITEM 1 DESCRIPTION OF BUSINESS


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

Reorganization - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were
transferred  to   GoThink!.com   Inc.  in  exchange  for  8,000,000   shares  of
GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly- owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,239 shares of common stock outstanding prior to the stock exchange but after a 1-for-100 reverse stock split.

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

As of September 15, 2003 the Company was in the development stage.

Bankruptcy of Subsidiary - On September 15, 2003, KT Solutions, Inc., a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland, California.

Business Condition - The Company has an accumulated deficit as of December 31, 2003 and 2002 of $8,286,929 and $8,165,506, respectively. As of December 31,
2003 and 2002, the Company had a working capital deficit of $108,302 and $55,731, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PRODUCTS AND SERVICES

         As of December 31, 2003, the Company has no products or services. Prior to 2003, the Company's main products and services revolved around e-learning courses and solutions.

COMPETITION

         The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

EMPLOYEES

         As of December 31, 2003, the Company has no employees.



                         ITEM 2 DESCRIPTION OF PROPERTY


         Our corporate headquarters are located at 62 Crestmont Drive, Oakland, California 94619. This property is owned by our President, Steven K. Burke. The office space is supplied on a gratis basis.

         On January 1, 2003, the Company was in default under its previous lease obligation for certain office space located at 110 Broadway, Oakland, California 94607, and is attempting to work out a settlement with the landlord.


                            ITEM 3 LEGAL PROCEEDINGS


         None.





                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders.

                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "KTSI". The common stock prices reflect inter-dealer prices, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

         The following table set forth, for the quarters indicated, the high and low sales price per share for the Company's Common Stock, as reported by Nasdaq:



                 2003:                              High                 Low
First Quarter                               $         0.014     $         0.001
Second Quarter                              $         0.010     $         0.002
Third Quarter                               $         0.014     $         0.004
Fourth Quarter                              $         0.019     $         0.003

                 2002:                              High                 Low
First Quarter                               $         0.510     $         0.070
Second Quarter                              $         0.200     $         0.030
Third Quarter                               $         0.070     $         0.020
Fourth Quarter                              $         0.040     $         0.020

Holders

          The number of shareholders of record of the Company's common stock as of March 31, 2004 was approximately 2100.

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

Recent Sales of Unregistered Securities.

         On May 7, 2003, the Company issued 1,000,000 shares of common stock at a fair market value of approximately $0.002 for professional services rendered amounting to a charge to operations of $2,000.

         On August 15, 2003, the Company filed a Certificate of Designation which was approved by the Board of Directors to issue a new class of Preferred Stock. The designation consists of 100,000 shares of Series "B: Preferred Stock with a "Stated Value" of $1,000 per share. As of December 31, 2003, no shares have been issued.

         On August 23, 2003, the Company sold the Business Development Series, e-learning content and software from Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares were convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion. The President and Chief Executive Officer of Innovative is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Innovative Software Technologies, Inc. for 875,000 of the Company's preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

         On August 23, 2003, the Company signed a Content License and Resale Agreement with Innovative Software Technologies, Inc. (IST), a California corporation. The Company sold $125,000 (retail value) of on-line training products to IST in exchange for 1,900,000 common shares of the Company's stock which were held by IST.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


         The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company.

         When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking ual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10- KSB.

PLAN OF OPERATION

         The Company has an accumulated deficit as of December 31, 2003 and 2002 of $8,286,929 and $8,165,506, respectively. As of December 31, 2003 and 2002, the Company had a working capital deficit of $108,302 and $55,731, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placement.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the accompanying consolidated financial statements included in this Company's Form 10-KSB for the fiscal year ended December 31, 2003.

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

         During the second quarter 2002 and within the first interim period of adoption of SFAS No. 142, the Company tested goodwill for impairment and determined that an impairment charge was necessary as of June 30, 2002. The impairment charge as of June 30, 2002 was 2,967,223. This impairment charge was recognized as a change in accounting principle and the income per share effects of the accounting change were separately disclosed.



                           ITEM 7 FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.




              ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                    PART III


               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                   Age              Office

Steven K. Burke                     49              President, CEO, and Chairman

         As of December 31, 2003, Steven K. Burke is the sole officer and director of the Company.

STEVE K. BURKE - President, Chairman and Chief Executive Officer

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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."



                         ITEM 10 EXECUTIVE COMPENSATION


         Steve K. Burke served as CEO of Knowledge Transfer Systems, Inc. during 2003 and was not compensated by the Company during that time period.




               ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                           Name and Address                   Amount & Nature                    Percent
Title of Class             of Beneficial Owner                of Beneficial Owner                of Class

Common Stock               Steven K. Burke                    12,000,000 shares                  23.7%
                           62 Crestmont Dr.                   President, CEO
                           Oakland, CA 94619 and Director

Common Stock               enSurge, Inc.                      2,600,000 shares                    5.1%
                           435 W. Universal Cir.              Investor
                           Sandy, UT 84043

Directors and Executive Officers

Common Stock               Steven K. Burke                    12,000,000 shares                  23.7%
                           62 Crestmont Dr.                   President, CEO
                           Oakland, CA 94619 and Director




             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         As of December 31, 2003 and 2002, notes payable to related parties amounted to $302,967 and $486,992, respectively. These notes are part of discontinued operations as of December 31, 2003.



                             ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a) The following documents are filed as part of this report.

1. Financial Statements Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1
Balance Sheets
  December 31, 2003, and 2002...................................................................................F-2
Statements of Loss
  For the Years Ended December 31, 2003, and 2002...............................................................F-3
Statement of Stockholders' Equity
  For the Years Ended December 31, 2003, and 2002...............................................................F-4
Statements of Cash Flows

  For the Years Ended December 31, 2003, and 2002...............................................................F-6
Notes to Financial Statements
  December 31, 2003, and 2002...................................................................................F-7

2.     Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number           Title of Document


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


     (b) Reports Filed on Form 8-K

         None.



                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

           Service                            2003                   2002
------------------------------        ------------------     ------------------
Audit Fees                            $           10,760     $           11,720
Audit-Related Fees                                     -                      -
Tax Fees                                           1,200                      -
All Other Fees                                         -                      -
                                      ------------------     ------------------
Total                                 $           11,960     $           11,720
                                      ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre- approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KNOWLEDGE TRANSFER SYSTEMS, INC.

Dated: April 12, 2004                By  /S/     Steve K. Burke
                                     -------------------------------------------
                                     Steve K. Burke
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of April, 2004.

Signatures                           Title

/S/     Steve K. Burke
---------------------------------
Steve K. Burke                       President, CEO
                                     (Principal Executive and Financial Officer)

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                       -:-

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 2003 AND 2002

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page

Report of Robison, Hill & Co., Independent Certified Public Accountants...................................F - 1

Consolidated Balance Sheets  - December 31, 2003 and 2002.................................................F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002,
     and the Cumulative Period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2003.................................................................................F - 3

Consolidated Statements of Stockholders' Equity for the Period From
     June 1, 2000 (inception) to December 31, 2003........................................................F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002
     and the Cumulative Period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2003.................................................................................F - 6

Notes to the Consolidated Financial Statements............................................................F - 7


                           --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
  Knowledge Transfer Systems, Inc.
  (A Development Stage Company)

         We have audited the accompanying consolidated balance sheet of Knowledge Transfer Systems, Inc. and Subsidiary (a development stage company) (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, and cash flows for the two years ended December 31, 2003 and 2002 and the cumulative period from September 15, 2003 (inception of development stage) to December 31, 2003, and the consolidated statement of stockholders' equity from June 1, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Transfer Systems, Inc. and Subsidiary (a development stage company) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
April 9, 2004

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
                                      ASSETS
Current Assets                                                               $                -  $                -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     -                   -
                                                                             ------------------  ------------------

Net Assets of Discontinued Operations                                                    51,664             853,427
                                                                             ------------------  ------------------

     Total Assets                                                            $           51,664  $          853,427
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                                                  $          108,302  $           55,731
                                                                             ------------------  ------------------

     Total Current Liabilities                                                          108,302              55,731
                                                                             ------------------  ------------------

Net Liabilities of Discontinued Operations                                            1,452,283           1,532,094
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,560,585           1,587,825
                                                                             ------------------  ------------------


Stockholders' Equity
     Preferred stock - $0.001 par value; 10,000,000 shares authorized
        Series A convertible preferred stock; -0- shares and 875,000
           shares issued and outstanding; $1.00 stated value                                  -             875,000
        Series B convertible preferred stock; -0- shares issued and
           outstanding; $1,000.00 stated value                                                -                   -
     Common stock - $0.001 par value; 100,000,000
        shares authorized; 49,843,268 shares and 50,743,268
        shares outstanding                                                               49,843              50,743
     Additional paid-in capital                                                       6,728,165           6,505,365
     Retained deficit                                                                (8,263,081)         (8,165,506)
     Deficit accumulated during development stage                                       (23,848)                  -
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                           (1,508,921)           (734,398)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $           51,664  $          853,427
                                                                             ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                       From
                                                                                                  September 15,
                                                             For the             For the               2003
                                                            Year Ended          Year Ended         Inception of
                                                           December 31,        December 31,        Development
                                                               2003                2002               Stage
                                                        ------------------  ------------------  ------------------
Sales                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

Operating Expenses                                                  23,848              37,908              23,848
                                                        ------------------  ------------------  ------------------

Income (Loss) from Operations                                      (23,848)            (37,908)            (23,848)
                                                        ------------------  ------------------  ------------------

Discontinued Operations
     Income (Loss) from operations of KT Solutions
       To be disposed, net of tax effects of $0                    (97,575)           (598,145)                  -
                                                        ------------------  ------------------  ------------------

Net Income (Loss) Before Cumulative Effect                        (121,423)           (636,053)            (23,848)
                                                        ------------------  ------------------  ------------------
     Effects of Accounting Change

Cumulative effects of accounting change
     Net of tax                                                          -          (2,967,223)                  -
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $         (121,423) $       (3,603,276) $          (23,848)
                                                        ==================  ==================  ==================

Basic and Diluted Income (Loss) Per Share:
Net Income (Loss) Before Cumulative Effects of
     Effects of Accounting Change                       $                -  $           (0.01)
                                                        ==================  ==================

Cumulative Effects of Accounting Change,
     net of tax                                         $                -  $           (0.06)
                                                        ==================  ==================

Net Income (Loss)                                       $                -  $           (0.07)
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                          50,716,145          46,275,056
                                                        ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                          Cumulative
                                                                                                                            From
                                                                                                                       September 15,
                                                                                                    Notes                   2003
                                                                                    Additional   Receivable             Inception of
                                        Preferred Stock        Common Stock           Paid-In       From        Retained Development
                                       ------------------  -----------------------
                                     Shares      Amount      Shares       Amount       Capital    Stockholders     Deficit     Stage
                                       ----  ------------  ---------   -----------   -----------   -----------   -----------   -----
Stock Issued for net assets              --  $       --    5,639,345   $     5,639   $ 3,578,361   $      --     $      --     $--
   Acquired, June 1, 2000

Expenses paid by shareholder             --          --      363,935           364       230,932          --            --      --
Cash contributed by shareholder          --          --      313,119           313       198,687          --            --      --
Notes payable and accrued interest
   assumed by shareholder                --          --      312,176           312       198,089          --            --      --
Net loss for the period                  --          --         --            --            --            --      (1,177,091)   --
                                       ----  ------------  ---------   -----------   -----------   -----------   -----------   -----

Balance - December 31, 2000              --          --    6,628,575         6,628     4,206,069          --      (1,177,091)   --
Expenses paid by shareholder             --          --      548,543           549       348,073          --            --      --
Accounts payable and interest paid
   by shareholder                        --          --      862,279           862       547,152          --            --      --
Assumption of note payable
   from shareholder                      --          --      (39,337)          (39)      (24,961)         --            --      --
Shares issued for services               --          --    4,000,000         4,000       196,000          --            --      --
Shares issued for notes receivable
   from stockholders, $.05 per share     --          --    23,050,000       23,050     1,129,450    (1,042,500)         --      --
Shares issued for notes receivable
   from stockholders, $.10 per share     --          --    2,515,000         2,515       248,985      (181,500)         --      --
Services received in satisfaction of
   notes receivable from stockholders    --          --         --            --            --         360,000          --      --
Acquisition of GoThink!.com              --          --      248,247           248          (248)         --            --      --
Private placement offering for cash      --          --      840,000           840       209,160          --            --      --
Foreign private placement offering
   for cash                              --          --      236,535           237        21,333          --            --      --
Cancellation of common stock and
   related note receivable               --          --       (2,500)           (3)         (247)          250          --      --
Cash received on notes receivable
   from stockholders                     --          --         --            --            --          75,000          --      --

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                          Cumulative
                                                                                                                            From
                                                                                                                       September 15,
                                                                                                    Notes                   2003
                                                                                    Additional   Receivable             Inception of
                                        Preferred Stock        Common Stock           Paid-In       From        Retained Development
                                       ------------------  -----------------------
                                     Shares      Amount      Shares       Amount       Capital    Stockholders     Deficit     Stage
                                       ----  ------------  ---------   -----------   -----------   -----------   -----------   -----
Net loss for the year                     --     $  --            --     $  --     $      --     $      --     $(3,385,139)  $  --
                                       -------   -------   -----------   -------   -----------   -----------   -----------   -------

Balance - December 31, 2001               --        --      38,887,342    38,887     6,880,766      (788,750)   (4,562,230)     --
Issuance of common stock                  --        --       9,055,926     9,056       302,649          --            --        --
Issuance of common stock for
   Services provided                      --        --       3,050,000     3,050       110,450          --            --        --
Cancellation of common stock
   And related note receivable            --        --        (250,000)     (250)      (24,750)       25,000          --        --
Issuance of Series A preferred
   Stock for software                  875,000   875,000          --        --            --            --            --        --
Cancellation of note receivable
   From shareholders                      --        --            --        --        (763,750)      763,750          --        --
Net Income (loss) for year                --        --            --        --            --            --      (3,603,276)     --
                                       -------   -------   -----------   -------   -----------   -----------   -----------   -------

Balance - December 31, 2002            875,000   875,000    50,743,268    50,743     6,505,365          --      (8,165,506)     --

Issuance of common stock for
   Services provided                      --        --       1,000,000     1,000         1,000          --            --        --
Cancellation of common stock
   For capitalized software               --        --      (1,900,000)   (1,900)       (5,700)         --            --        --
Cancellation of preferred stock
   For content license and
   Resale agreement                    (875,000) (875,000)        --        --            --            --            --        --
Capital contributed by shareholder        --        --            --        --         227,500          --            --        --
Net Income (loss) for year                --        --            --        --            --            --        (97,575)  (23,848)
                                       -------   -------   -----------   -------   -----------   -----------   -----------   -------


Balance - December 31, 2003               --     $  --      49,843,268   $49,843   $ 6,728,165   $      --   $(8,263,081)  $(23,848)
                                       =======   =======   ===========   =======   ===========   ===========   ===========   =======

   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                     From
                                                                                                 September 15,
                                                            For the             For the              2003
                                                           Year Ended          Year Ended        Inception of
                                                          December 31,        December 31,        Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
Cash Flows From Operating Activities
     Net loss                                          $         (121,423) $       (3,603,276) $         (23,848)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Cumulative effect of accounting change                             -           2,967,223                  -
     Net loss from discontinued operations                         97,575             598,145                  -

     Changes in Assets and Liabilities:
     Trade accounts payable                                        23,848              37,908             23,848
                                                       ------------------  ------------------  -----------------

     Net cash provided by (used in) continuing                          -                   -                  -
        activities
                                                       ------------------  ------------------  -----------------
     Net cash provided by (used in) discontinued                  (15,976)           (399,320)                 -
                                                       ------------------  ------------------  -----------------
        activities
     Net cash provided by (used in) operating                     (15,976)           (399,320)                 -
                                                       ------------------  ------------------  -----------------
        activities
Cash Flows from Financing Activities
     Net cash from Discontinued Activities                         15,976             399,320                  -
                                                       ------------------  ------------------  -----------------


Net Increase/(Decrease) In Cash                        $                -  $                -  $               -
Cash at Beginning of Period                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
Cash at End of Period                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                            $           14,388  $           50,534  $               -
                                                       ==================  ==================  =================

Supplemental Schedule of Noncash Investing and Financing Activities
     Sale of inventory held on consignment             $                -  $           19,277  $               -
     Cancellation of common stock and related
        note receivable                                                 -              25,000                  -
     Purchase of software in exchange for Series A
        preferred stock                                                 -             875,000                  -
     Common stock issued for services provided                      2,000                   -                  -
     Cancellation of common stock for content
        license agreement                                          (7,600)                  -                  -

   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reorganization - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were
transferred  to   GoThink!.com   Inc.  in  exchange  for  8,000,000   shares  of
GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly- owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 248,239 shares of common stock outstanding prior to the stock exchange but after a 1-for-100 reverse stock split.

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

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bankruptcy of Subsidiary - On September 15, 2003, KT Solutions, Inc., a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland, California.

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

Business Condition - The Company has an accumulated deficit as of December 31, 2003 and 2002 of $8,286,929 and $8,165,506, respectively. As of December 31,
2003 and 2002, the Company had a working capital deficit of $108,302 and $55,731, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Nature of Operations - The Company, through its wholly owned subsidiary KT Solutions, Inc., was involved in developing technology-based training products and marketing those products. On September 15, 2003, KT Solutions, Inc. filed Chapter 7 bankruptcy, and management has decided to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. As of September 15, 2003, the Company was in the development stage.

Financial Instruments-The carrying amounts reported in the accompanying financial statements for cash, trade accounts receivable, trade accounts payable, accrued liabilities, capital lease obligations and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

Principles of Consolidation - The consolidated financial statements include the accounts of Knowledge Transfer and KT Solutions. All material inter-company accounts and transactions have been eliminated.

Cash Equivalents - For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

NOTE 2 - STOCKHOLDERS' EQUITY

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

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)

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

         On August 15, 2003, the Company filed a Certificate of Designation which was approved by the Board of Directors to issue a new class of Preferred Stock. The designation consists of 100,000 shares of Series "B: Preferred Stock with a "Stated Value" of $1,000 per share. As of December 31, 2003, no shares have been issued.

         On August 23, 2003, the Company sold the Business Development Series, e-learning content and software from Innovative Software Technologies, Inc. (Innovative) in exchange for 875,000 of the Company's Series A preferred shares with a stated value of $1.00 per share. The preferred shares were convertible, at the discretion of Innovative to the Company's common stock at 95% of the fair market value of the Company's common stock based on a five day average proceeding the date of conversion. The President and Chief Executive Officer of Innovative is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Innovative Software Technologies, Inc. for 875,000 of the Company's preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

         On August 23, 2003, the Company signed a Content License and Resale Agreement with Innovative Software Technologies, Inc. (IST), a California corporation. The Company sold $125,000 (retail value) of on-line training products to IST in exchange for 1,900,000 common shares of the Company's stock which were held by IST.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS

         On September 15, 2003, KT Solutions, Inc., a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland, California.

         The assets and liabilities of KT Solutions, Inc. consisted of the following:

                                                                                         December 31,       December 31,
                                                                                             2003               2002
                                                                                      ------------------  -----------------

Cash                                                                                  $            3,924  $             419
Trade accounts receivable net of $9,378 and $9,960
   allowance for doubtful accounts, respectively                                                       -                  -
Inventory                                                                                         37,951             37,952
Property and Equipment, net of $39,573 and $109,306
   accumulated depreciation, respectively                                                          4,461            809,728
Deposits                                                                                           5,328              5,328
                                                                                      ------------------  -----------------
         Total assets                                                                 $           51,664  $         853,427
                                                                                      ------------------  -----------------

Trade accounts payable                                                                $          495,505  $         488,318
Accrued liabilities                                                                              394,121            299,465
Deferred revenue                                                                                  45,063             52,692
Other current liabilities                                                                         10,000                  -
Capital lease obligation - current portion                                                         1,856              1,856
Notes payable - current portion                                                                  202,771            202,771
Notes payable - related parties                                                                  302,967            486,992
                                                                                      ------------------  -----------------
         Total liabilities                                                                     1,452,283          1,532,094
                                                                                      ------------------  -----------------

         Net liabilities to be disposed of                                            $       (1,400,619) $        (678,667)
                                                                                      ==================  =================

         Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2003. The December 31, 2002 balance sheet has been restated to conform with the current year's presentation.

         The Company received $10,000 in the second quarter as a deposit against the sale of certain KT Solutions, Inc. assets. The closing of this sale of assets is contingent upon the ability of the companies to meet certain terms and conditions precedent to close.

         Operating results of this discontinued operation for the year ended December 31, 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for 2002 has

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended December 31, 2003 and 2002 consist of:

                                                                                              For the years ended
                                                                                                  December 31,
                                                                                     --------------------------------------
                                                                                            2003                2002
                                                                                     ------------------   -----------------

Sales                                                                                $           18,820   $         371,803
Cost of Sales                                                                                         -              (3,799)
Operating Expenses                                                                             (330,736)           (851,219)
Gain on Sale of Capitalized Software                                                            293,489                   -
Interest Expense                                                                                (79,148)           (114,930)
                                                                                     ------------------   -----------------
Net Income (Loss)                                                                    $          (97,575)  $        (598,145)
                                                                                     ==================   =================

NOTE 4 - GOODWILL IMPAIRMENT

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