Form 10QSB
period 2004-03-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-05-17
CIK 1092455

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    -----------------
                         Commission file number 0-18834
            --------------------------------------------------------

                        Knowledge Transfer Systems, Inc.
 -------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                             76-0599457
--------------------------------------------------------------------------------
             (State or other jurisdiction              (IRS Employer
         of incorporation or organization)           Identification No.)

                 62 Crestmont Drive, Oakland, California, 94619
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (510) 251-6230
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes   No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 49,843,268


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1: Financial Statements

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,          December 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                      ASSETS
Current Assets                                                               $                -  $                -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     -                   -
                                                                             ------------------  ------------------

Net Assets of Discontinued Operations                                                    51,664              51,664
                                                                             ------------------  ------------------

     Total Assets                                                            $           51,664  $           51,664
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                                                  $          108,831  $          108,302
                                                                             ------------------  ------------------

     Total Current Liabilities                                                          108,831             108,302
                                                                             ------------------  ------------------

Net Liabilities of Discontinued Operations                                            1,452,283           1,452,283
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,561,114           1,560,585
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock - $0.001 par value; 10,000,000 shares authorized
        Series A convertible preferred stock; -0- shares and 875,000
           shares issued and outstanding; $1.00 stated value                                  -                   -
        Series B convertible preferred stock; -0- shares issued and
           outstanding; $1,000.00 stated value                                                -                   -
     Common stock - $0.001 par value; 100,000,000
        shares authorized; 49,843,268 shares outstanding                                 49,843              49,843
     Additional paid-in capital                                                       6,728,165           6,728,165
     Retained deficit                                                                (8,263,081)         (8,263,081)
     Deficit accumulated during development stage                                       (24,377)            (23,848)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                           (1,509,450)         (1,508,921)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $           51,664  $           51,664
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                    Cumulative
                                                             For the             For the               From
                                                              Three               Three             September
                                                              Months              Months             15, 2003
                                                              Ended               Ended            Inception of
                                                            March 31,           March 31,          Development
                                                               2004                2003               Stage
                                                        ------------------  ------------------  ------------------

Sales                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

Operating Expenses                                                     529                 750              24,377
                                                        ------------------  ------------------  ------------------

Income (Loss) from Operations                                         (529)               (750)            (24,377)
                                                        ------------------  ------------------  ------------------

Discontinued Operations
     Income (Loss) from operations of KT Solutions
       To be disposed, net of tax effects of $0                          -            (142,382)                  -
                                                        ------------------  ------------------  ------------------

Net Income (Loss)                                       $             (529) $         (143,132) $          (24,377)
                                                        ==================  ==================  ==================

Basic and Diluted Income (Loss) Per Share:

Net Income (Loss)                                       $                -  $                -
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                          49,843,268          50,743,268
                                                        ==================  ==================














   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative
                                                            For the             For the              From
                                                             Three               Three           September 15,
                                                             Months              Months              2003
                                                             Ended               Ended           Inception of
                                                           March 31,           March 31,          Development
                                                              2004                2003               Stage
                                                       ------------------  ------------------  -----------------
Cash Flows From Operating Activities
     Net loss                                          $             (529) $         (143,132) $         (24,377)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Cumulative effect of accounting change                             -                   -                  -
     Net loss from discontinued operations                              -             142,382                  -

     Changes in Assets and Liabilities:
     Trade accounts payable                                           529                 750             24,377
                                                       ------------------  ------------------  -----------------

     Net cash provided by (used in) continuing
        activities                                                      -                   -                  -
     Net cash provided by (used in) discontinued
        activities                                                      -                (500)                 -
                                                       ------------------  ------------------  -----------------
     Net cash provided by (used in) operating
        activities                                                      -                (500)                 -
                                                       ------------------  ------------------  -----------------
Cash Flows from Financing Activities
     Net cash from Discontinued Activities                              -                 500                  -
                                                       ------------------  ------------------  -----------------


Net Increase/(Decrease) In Cash                        $                -   $               -  $               -
Cash at Beginning of Period                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
Cash at End of Period                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                            $                -  $           50,534  $               -
                                                       ==================  ==================  =================

Supplemental Schedule of Noncash Investing and Financing Activities
     Sale of inventory held on consignment             $                -  $           19,277  $               -
     Cancellation of common stock and related
        note receivable                                                 -              25,000                  -
     Purchase of software in exchange for Series A
        preferred stock                                                 -             875,000                  -
     Common stock issued for services provided                          -                   -                  -
     Cancellation of common stock for content
        license agreement                                               -                   -                  -

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

Business Condition - The Company has an accumulated deficit as of March 31, 2004 and December 31, 2003 of $8,287,458 and $8,286,929, respectively. As of March 31, 2004 and December 31, 2003, the Company had a working capital deficit of $108,831 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

         The assets and liabilities of KT Solutions, Inc. consisted of the following:

                                                                                          March 31,         December 31,
                                                                                             2004               2003
                                                                                      ------------------  -----------------

Cash                                                                                  $            3,924  $           3,924
Trade accounts receivable                                                                              -                  -
Inventory                                                                                         37,951             37,951
Property and Equipment, net of $39,573 and $109,306
   accumulated depreciation, respectively                                                          4,461              4,461
Deposits                                                                                           5,328              5,328
                                                                                      ------------------  -----------------
         Total assets                                                                 $           51,664  $          51,664
                                                                                      ------------------  -----------------

Trade accounts payable                                                                $          495,505  $         495,505
Accrued liabilities                                                                              394,121            394,121
Deferred revenue                                                                                  45,063             45,063
Other current liabilities                                                                         10,000             10,000
Capital lease obligation - current portion                                                         1,856              1,856
Notes payable - current portion                                                                  202,771            202,771
Notes payable - related parties                                                                  302,967            302,967
                                                                                      ------------------  -----------------
         Total liabilities                                                                     1,452,283          1,452,283
                                                                                      ------------------  -----------------

         Net liabilities to be disposed of                                            $       (1,400,619) $      (1,400,619)
                                                                                      ==================  =================

         Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at March 31, 2004. The December 31, 2003 balance sheet has been restated to conform with the current year's presentation.

         The Company received $10,000 in the second quarter of 2003 as a deposit against the sale of certain KT Solutions, Inc. assets. The closing of this sale of assets is contingent upon the ability of the companies to meet certain terms and conditions precedent to close.

         Operating results of this discontinued operation for the three months ended March 31, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for March 31, 2003 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three months ended March 31, 2004 and 2003 consist of:

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (continued)

                                                                                           For the three months ended
                                                                                                   March 31,
                                                                                     --------------------------------------
                                                                                            2004                2003
                                                                                     ------------------   -----------------

Sales                                                                                $                -   $           6,497
Operating Expenses                                                                                    -            (117,418)
Interest Expense                                                                                      -             (31,461)
                                                                                     ------------------   -----------------
Net Income (Loss)                                                                    $                -   $        (142,382)
                                                                                     ==================   =================


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operation - The Company has an accumulated deficit as of March 31, 2004 and December 31, 2003 of $8,287,458 and $8,286,929, respectively. As of March 31, 2004 and December 31, 2003, the Company had a working capital deficit of $108,831 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10- QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit

Number          Title of Document

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


(b) Reports on Form 8-K filed.

         No reports on Form 8-K were filed during the three months ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Knowledge Transfer, Systems, Inc.
                                  (Registrant)

DATE:      May 17, 2004
--------------------------


By: /s/ Steve K. Burke
----------------------------
Steve K. Burke
President, CEO
(Principal Executive and Financial Officer)