Form 10QSB
period 2004-06-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-08-23
CIK 1092455

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ----------------    ---------------
                         Commission file number 0-18834
            --------------------------------------------------------

                        Knowledge Transfer Systems, Inc.
 ------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                                76-0599457
-------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 17, 2004 250,148


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1: FINANCIAL STATEMENTS

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,          DECEMBER 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                      ASSETS
CURRENT ASSETS                                                               $                -  $                -
                                                                             ------------------  ------------------

     TOTAL CURRENT ASSETS                                                                     -                   -
                                                                             ------------------  ------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                    51,664              51,664
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $           51,664  $           51,664
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     TRADE ACCOUNTS PAYABLE                                                  $          111,034  $          108,302
                                                                             ------------------  ------------------

     TOTAL CURRENT LIABILITIES                                                          111,034             108,302
                                                                             ------------------  ------------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                            1,452,283           1,452,283
                                                                             ------------------  ------------------

     TOTAL LIABILITIES                                                                1,563,317           1,560,585
                                                                             ------------------  ------------------


STOCKHOLDERS' EQUITY
     PREFERRED STOCK - $0.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED
        SERIES A CONVERTIBLE PREFERRED STOCK; -0- SHARES AND 875,000
           SHARES ISSUED AND OUTSTANDING; $1.00 STATED VALUE                                  -                   -
        SERIES B CONVERTIBLE PREFERRED STOCK; -0- SHARES ISSUED AND
           OUTSTANDING; $1,000.00 STATED VALUE                                                -                   -
     COMMON STOCK - $0.001 PAR VALUE; 100,000,000
        SHARES AUTHORIZED; 250,148 SHARES OUTSTANDING                                       250                 250
     ADDITIONAL PAID-IN CAPITAL                                                       7,377,758           7,377,758
     NOTES RECEIVABLE FROM STOCKHOLDERS                                                (600,000)           (600,000)
     RETAINED DEFICIT                                                                (8,263,081)         (8,263,081)
     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                       (26,580)            (23,848)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                           (1,511,653)         (1,508,921)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           51,664  $           51,664
                                                                             ==================  ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                         CUMULATIVE
                                                               FOR THE     FOR THE          FOR THE        FOR THE         FROM
                                                               THREE        THREE            SIX            SIX          SEPTEMBER
                                                               MONTHS       MONTHS           MONTHS        MONTHS        15, 2003
                                                               ENDED         ENDED           ENDED         ENDED        INCEPTION OF
                                                              JUNE 30,      JUNE 30,         JUNE 30,      JUNE 30,     DEVELOPMENT
                                                                2004          2003            2004          2003           STAGE
                                                            -----------    -----------    -----------    -----------    -----------

SALES                                                       $      --      $      --      $      --      $      --      $      --
                                                            -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES                                                2,203          1,487          2,732          2,237         26,580
                                                            -----------    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                    (2,203)        (1,487)        (2,732)        (2,237)       (26,580)
                                                            -----------    -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF KT SOLUTIONS
       TO BE DISPOSED, NET OF TAX EFFECTS OF $0                    --         (115,664)          --         (258,046)          --
                                                            -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                           $    (2,203)   $  (117,151)   $    (2,732)   $  (260,283)   $   (26,580)
                                                            ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

NET INCOME (LOSS)                                           $     (0.01)   $     (0.10)   $     (0.01)   $     (0.23)
                                                            ===========    ===========    ===========    ===========

Weighted Average Number of Common
  Shares Used in Per Share Calculation                          250,148      1,150,148        250,148      1,150,148
                                                            ===========    ===========    ===========    ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                            FOR THE             FOR THE              FROM
                                                              SIX                 SIX            SEPTEMBER 15,
                                                             MONTHS              MONTHS              2003
                                                             ENDED               ENDED           INCEPTION OF
                                                            JUNE 30,            JUNE 30,          DEVELOPMENT
                                                              2004                2003               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $           (2,732) $         (260,283) $         (26,580)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                   -                  -
     NET LOSS FROM DISCONTINUED OPERATIONS                              -             258,046                  -

     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                         2,732               2,237             26,580
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING
        ACTIVITIES                                                      -                   -                  -
     NET CASH PROVIDED BY (USED IN) DISCONTINUED
        ACTIVITIES                                                      -                (906)                 -
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                                      -                (906)                 -
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     NET CASH FROM DISCONTINUED ACTIVITIES                              -                 906                  -
                                                       ------------------  ------------------  -----------------


NET INCREASE/(DECREASE) IN CASH                        $                -  $                -  $               -
CASH AT BEGINNING OF PERIOD                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $                -  $            1,250  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     SALE OF INVENTORY HELD ON CONSIGNMENT             $                -  $                -  $               -
     CANCELLATION OF COMMON STOCK AND RELATED
        NOTE RECEIVABLE                                                 -                   -                  -
     PURCHASE OF SOFTWARE IN EXCHANGE FOR SERIES A
        PREFERRED STOCK                                                 -                   -                  -
     COMMON STOCK ISSUED FOR SERVICES PROVIDED                          -               2,000                  -
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                               -                   -                  -

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

BUSINESS CONDITION - The Company has an accumulated deficit as of June 30, 2004 and December 31, 2003 of $8,289,661 and $8,286,929, respectively. As of June 30, 2004 and December 31, 2003, the Company had a working capital deficit of $111,034 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

         On July 29, 2004, the Company authorized a 1 for 500 reverse stock split of the Company's common stock. The stock split provided that in no case shall any shareholders holdings be reduced to less than 100 shares. The reverse stock split reduced the number of outstanding common shares from 49,843,268 to 250,148. All references to the Company's common stock in the financial statements have been restated to reflect the reverse stock split.

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

         The assets and liabilities of KT Solutions, Inc. consisted of the following:

                                                                                           June 30,         December 31,
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
                                                                                      ==================  =================

         Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at June 30, 2004. The December 31, 2003 balance sheet has been restated to conform with the current year's presentation.

         The Company received $10,000 in the second quarter of 2003 as a deposit against the sale of certain KT Solutions, Inc. assets. The closing of this sale of assets is contingent upon the ability of the companies to meet certain terms and conditions precedent to close.

         Operating results of this discontinued operation for the three and six months ended June 30, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for June 30, 2003 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and six months ended June 30, 2004 and 2003 consist of:

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

                                             For the three months ended             For the six months ended
                                                      June 30,                              June 30,
                                         -----------------------------------  -------------------------------------
                                               2004               2003              2004                2003
                                         -----------------  ----------------  -----------------   -----------------

Sales                                    $               -  $          6,191  $               -   $          12,688
Operating Expenses                                       -          (109,309)                 -            (226,727)
Interest Expense                                         -           (12,546)                 -             (44,007)
                                         -----------------  ----------------  -----------------   -----------------
Net Income (Loss)                        $               -  $       (115,664) $               -   $        (258,046)
                                         =================  ================  =================   =================

NOTE 4 - RELATED PARTY TRANSACTIONS

         On April 24, 2001, Mr. Steve Burke, President and CEO of the Company, purchased 12,000,000 shares of Common Stock of the Issuer at a price of $.05 per share utilizing a loan, in the principal amount of $600,000, made pursuant to a Promissory Note dated April 25, 2001. According to the terms and conditions of the Promissory Note, Mr. Burke agreed to pay the Company a principal sum of six hundred thousand dollars ($600,000) together with interest on the unpaid balance thereof at a rate of six percent (6%) per annum with the principal of the note due in full by December 31, 2004. No interest is accrued on the note until it is paid. The notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATION - The Company has an accumulated deficit as of June 30, 2004 and December 31, 2003 of $8,289,661 and $8,286,929, respectively. As of June 30, 2004 and December 31, 2003, the Company had a working capital deficit of $111,034 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

         On July 29, 2004, the Company authorized a 1 for 500 reverse stock split of the Company's common stock. The stock split provided that in no case shall any shareholders holdings be reduced to less than 100 shares. The reverse stock split reduced the number of outstanding common shares from 49,843,268 to 250,148. After the reverse stock split, the new CUSIP number is 49924U202 and the symbol changed to KTSY.

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


(b) Reports on Form 8-K filed.

         On June 2, 2004, the Company filed on Form 8-K under Item 5, Other Events.

         On July 30, 2004, the Company filed on Form 8-K under Item 5, Other Events.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Knowledge Transfer, Systems, Inc.
                                  (Registrant)

DATE:      August 20, 2004


By:  /s/ Steve K. Burke
    -----------------------------
Steve K. Burke
President, CEO
(Principal Executive and Financial Officer)