Form 10KSB/A
period 2003-12-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-08-31
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2003

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          To
                              -------------------------    ---------------------


Commission file number         0-28417
                       ---------------------------------------------------------

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            Nevada                                              76-0599457
--------------------------------                            --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]


         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $264,903. The registrant had issued and outstanding 254,736 shares of its common stock on March 31, 2004.

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

REORGANIZATION - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were
transferred  to   GoThink!.com   Inc.  in  exchange  for  8,000,000   shares  of
GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly- owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 496 shares of common stock outstanding prior to the stock exchange but after a 1-for-100 reverse stock split.

The stock exchange has been accounted for as the reorganization of KT Solutions, Inc. Accordingly, the accompanying financial statements have been restated to reflect the effects of the 5.84-for-1 equivalent stock split that resulted from 8,000,000 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. GoThink!.com, Inc. had no assets or operations prior to or at the date of the reorganization. Accordingly, the acquisition of GoThink!.com, Inc. was not considered a business combination but was considered the issuance of common stock in exchange for the assumption of liabilities. The 496 common shares held by the GoThink!.com, Inc. shareholders that remained outstanding were recorded as issued in exchange for the assumption of $57,560 of accounts payable. The operations of GoThink!.com, Inc. have been included in the accompanying financial statements from April 1, 2001 (which was the beginning of the accounting period during which GoThink!.com, Inc. was purchased).

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

RECENT SALES OF UNREGISTERED SECURITIES.

         On May 7, 2003, the Company issued 2,000 shares of common stock at a fair market value of approximately $0.002 for professional services rendered amounting to a charge to operations of $2,000.

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

         On August 23, 2003, the Company signed a Content License and Resale Agreement with Innovative Software Technologies, Inc. (IST), a California corporation. The Company sold $125,000 (retail value) of on-line training products to IST in exchange for 3,800 common shares of the Company's stock which were held by IST.

         On July 29, 2004, the Company authorized a 1 for 500 reverse stock split of the Company's common stock. The stock split provided that in no case shall any shareholders holdings be reduced to less than 100 shares. The reverse stock split reduced the number of outstanding common shares from 49,843,268 to 254,736. All references to the Company's common stock in the financial statements have been restated to reflect the reverse stock split.


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




               ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 254,736 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of August 27, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                           NAME AND ADDRESS                   AMOUNT & NATURE                    PERCENT
TITLE OF CLASS             OF BENEFICIAL OWNER                OF BENEFICIAL OWNER                OF CLASS

Common Stock               Steven K. Burke                    24,000 shares                        9.42
                           62 Crestmont Dr.                   President, CEO
                         Oakland, CA 94619 and Director

DIRECTORS AND EXECUTIVE OFFICERS

Common Stock               Steven K. Burke                    24,000       shares                  9.42
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

         On April 24, 2001, Mr. Steve Burke, President and CEO of the Company, purchased 24,000 shares of Common Stock of the Issuer at a price of $.05 per share utilizing a loan, in the principal amount of $600,000, made pursuant to a Promissory Note dated April 25, 2001. According to the terms and conditions of the Promissory Note, Mr. Burke agreed to pay the Company a principal sum of six hundred thousand dollars ($600,000) together with interest on the unpaid balance thereof at a rate of six percent (6%) per annum with the principal of the note due in full by December 31, 2004. No interest is accrued on the note until it is paid. The notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.



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

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
August 24, 2004

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
                                      ASSETS
CURRENT ASSETS                                                               $                -  $                -
                                                                             ------------------  ------------------

     TOTAL CURRENT ASSETS                                                                     -                   -
                                                                             ------------------  ------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                    51,664             853,427
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $           51,664  $          853,427
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     TRADE ACCOUNTS PAYABLE                                                  $          108,302  $           55,731
                                                                             ------------------  ------------------

     TOTAL CURRENT LIABILITIES                                                          108,302              55,731
                                                                             ------------------  ------------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                            1,452,283           1,532,094
                                                                             ------------------  ------------------

     TOTAL LIABILITIES                                                                1,560,585           1,587,825
                                                                             ------------------  ------------------


STOCKHOLDERS' EQUITY
     PREFERRED STOCK - $0.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED
        SERIES A CONVERTIBLE PREFERRED STOCK; -0- SHARES AND 875,000
           SHARES ISSUED AND OUTSTANDING; $1.00 STATED VALUE                                  -             875,000
        SERIES B CONVERTIBLE PREFERRED STOCK; -0- SHARES ISSUED AND
           OUTSTANDING; $1,000.00 STATED VALUE                                                -                   -
     COMMON STOCK - $0.001 PAR VALUE; 100,000,000
        SHARES AUTHORIZED; 254,736 SHARES AND 256,536
        SHARES OUTSTANDING                                                                  254                 256
     ADDITIONAL PAID-IN CAPITAL                                                       7,377,754           7,155,852
     NOTES RECEIVABLE FROM STOCKHOLDERS                                                (600,000)           (600,000)
     RETAINED DEFICIT                                                                (8,263,081)         (8,165,506)
     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                       (23,848)                  -
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                           (1,508,921)           (734,398)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           51,664  $          853,427
                                                                             ==================  ==================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                  SEPTEMBER 15,
                                                             FOR THE             FOR THE               2003
                                                            YEAR ENDED          YEAR ENDED         INCEPTION OF
                                                           DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                               2003                2002               STAGE
                                                        ------------------  ------------------  ------------------

SALES                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES                                                  23,848              37,908              23,848
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM OPERATIONS                                      (23,848)            (37,908)            (23,848)
                                                        ------------------  ------------------  ------------------

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF KT SOLUTIONS
       TO BE DISPOSED, NET OF TAX EFFECTS OF $0                    (97,575)           (598,145)                  -
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT                        (121,423)           (636,053)            (23,848)
                                                        ------------------  ------------------  ------------------
     EFFECTS OF ACCOUNTING CHANGE

CUMULATIVE EFFECTS OF ACCOUNTING CHANGE
     NET OF TAX                                                          -          (2,967,223)                  -
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $         (121,423) $       (3,603,276) $          (23,848)
                                                        ==================  ==================  ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF
     EFFECTS OF ACCOUNTING CHANGE                       $           (0.48)  $           (2.62)
                                                        ==================  ==================

CUMULATIVE EFFECTS OF ACCOUNTING CHANGE,
     NET OF TAX                                         $                -  $          (12.21)
                                                        ==================  ==================

NET INCOME (LOSS)                                       $           (0.48)  $          (14.83)
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                             256,481             247,599
                                                        ==================  ==================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                         CUMULATIVE
                                                                                                                           FROM
                                                                                                                       SEPTEMBER 15,
                                                                                                  Notes                    2003
                                                                                  ADDITIONAL    Receivable              INCEPTION OF
                                      PREFERRED STOCK        COMMON STOCK          PAID-IN        FROM          RETAINED DEVELOPMENT
                                        -------------    ---------------------
                                       SHARES  AMOUNT    SHARES        AMOUNT      CAPITAL     STOCKHOLDERS      DEFICIT      STAGE
                                        -----   -----   ---------    ---------   -----------    -----------    -----------    -----
STOCK ISSUED FOR NET ASSETS              --     $--       166,328    $     166   $ 3,583,834    $      --      $      --      $--
   ACQUIRED, JUNE 1, 2000
EXPENSES PAID BY SHAREHOLDER             --      --           728            1       231,295           --             --       --
CASH CONTRIBUTED BY SHAREHOLDER          --      --           626            1       198,999           --             --       --
NOTES PAYABLE AND ACCRUED INTEREST
   ASSUMED BY SHAREHOLDER                --      --           624            1       198,400           --             --       --
NET LOSS FOR THE PERIOD                  --      --          --           --            --             --       (1,177,091)    --
                                        -----   -----   ---------    ---------   -----------    -----------    -----------    -----

BALANCE - DECEMBER 31, 2000              --      --       168,306          169     4,212,528           --       (1,177,091)    --
EXPENSES PAID BY SHAREHOLDER             --      --         1,097            1       348,621           --             --       --
ACCOUNTS PAYABLE AND INTEREST PAID
   BY SHAREHOLDER                        --      --         1,725            2       548,012           --             --       --
ASSUMPTION OF NOTE PAYABLE
   FROM SHAREHOLDER                      --      --           (78)        --         (25,000)          --             --       --
SHARES ISSUED FOR SERVICES               --      --         8,000            8       199,992           --             --       --
SHARES ISSUED FOR NOTES RECEIVABLE
   FROM STOCKHOLDERS, $.05 PER SHARE     --      --        46,100           46     1,152,454     (1,042,500)          --       --
SHARES ISSUED FOR NOTES RECEIVABLE
   FROM STOCKHOLDERS, $.10 PER SHARE     --      --         5,030            5       251,495       (181,500)          --       --
SERVICES RECEIVED IN SATISFACTION OF
   NOTES RECEIVABLE FROM STOCKHOLDERS    --      --          --           --            --          360,000           --       --
ACQUISITION OF GOTHINK!.COM              --      --           496         --            --             --             --       --
PRIVATE PLACEMENT OFFERING FOR CASH      --      --         1,680            2       209,998           --             --       --
FOREIGN PRIVATE PLACEMENT OFFERING
   FOR CASH                              --      --           473         --          21,570           --             --       --
CANCELLATION OF COMMON STOCK AND
   RELATED NOTE RECEIVABLE               --      --            (5)        --            (250)           250           --       --
CASH RECEIVED ON NOTES RECEIVABLE
   FROM STOCKHOLDERS                     --      --          --           --            --           75,000           --       --

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                         Cumulative
                                                                                                                           From
                                                                                                                       September 15,
                                                                                                 Notes                     2003
                                                                                 ADDITIONAL   Receivable                Inception of
                                       PREFERRED STOCK         COMMON STOCK        PAID-IN       FROM      ACCUMULATED   Development
                                     --------------------    ----------------
                                      SHARES      AMOUNT     SHARES    AMOUNT      CAPITAL    STOCKHOLDERS    DEFICIT       Stage
                                     --------    --------    -------    -----    -----------    --------    -----------    -------
Net loss for the year                    --      $   --         --      $--      $      --      $   --      $(3,385,139)   $  --
                                     --------    --------    -------    -----    -----------    --------    -----------    -------

BALANCE - DECEMBER 31, 2001              --          --      232,824      233      6,919,420    (788,750)    (4,562,230)      --
ISSUANCE OF COMMON STOCK                 --          --       18,112       18        311,687        --             --         --
ISSUANCE OF COMMON STOCK FOR
   SERVICES PROVIDED                     --          --        6,100        6        113,494        --             --         --
CANCELLATION OF COMMON STOCK
   AND RELATED NOTE RECEIVABLE           --          --         (500)      (1)       (24,999)     25,000           --         --
ISSUANCE OF SERIES A PREFERRED
   STOCK FOR SOFTWARE                 875,000     875,000       --       --             --          --             --         --
CANCELLATION OF NOTE RECEIVABLE
   FROM SHAREHOLDERS                     --          --         --       --         (163,750)    163,750           --         --
NET INCOME (LOSS) FOR YEAR               --          --         --       --             --          --       (3,603,276)      --
                                     --------    --------    -------    -----    -----------    --------    -----------    -------

BALANCE - DECEMBER 31, 2002           875,000     875,000    256,536      256      7,155,852    (600,000)    (8,165,506)      --
ISSUANCE OF COMMON STOCK FOR
   SERVICES PROVIDED                     --          --        2,000        2          1,998        --             --         --
CANCELLATION OF COMMON STOCK
   FOR CAPITALIZED SOFTWARE              --          --       (3,800)      (4)        (7,596)       --             --         --
CANCELLATION OF PREFERRED STOCK
   FOR CONTENT LICENSE AND
   RESALE AGREEMENT                  (875,000)   (875,000)      --       --             --          --             --         --
CAPITAL CONTRIBUTED BY SHAREHOLDER       --          --         --       --          227,500        --             --         --
NET INCOME (LOSS) FOR YEAR               --          --         --       --             --          --          (97,575)   (23,848)
                                     --------    --------    -------    -----    -----------    --------    -----------    -------


BALANCE - DECEMBER 31, 2003              --      $   --      254,736    $ 254    $ 7,377,754    $(600,000)  $(8,263,081)   $(23,848)
                                     ========    ========    =======    =====    ===========    ========    ===========    =======


   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                                                 SEPTEMBER 15,
                                                            FOR THE             FOR THE              2003
                                                           YEAR ENDED          YEAR ENDED        INCEPTION OF
                                                          DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                              2003                2002               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $         (121,423) $       (3,603,276) $         (23,848)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -           2,967,223                  -
     NET LOSS FROM DISCONTINUED OPERATIONS                         97,575             598,145                  -

     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                        23,848              37,908             23,848
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING                          -                   -                  -
        ACTIVITIES
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) DISCONTINUED                  (15,976)           (399,320)                 -
                                                       ------------------  ------------------  -----------------
        ACTIVITIES
     NET CASH PROVIDED BY (USED IN) OPERATING                     (15,976)           (399,320)                 -
                                                       ------------------  ------------------  -----------------
        ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
     NET CASH FROM DISCONTINUED ACTIVITIES                         15,976             399,320                  -
                                                       ------------------  ------------------  -----------------


NET INCREASE/(DECREASE) IN CASH                                         -                   -                  -
CASH AT BEGINNING OF PERIOD                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $           14,388  $           50,534  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     SALE OF INVENTORY HELD ON CONSIGNMENT             $                -  $           19,277  $               -
     CANCELLATION OF COMMON STOCK AND RELATED
        NOTE RECEIVABLE                                                 -              25,000                  -
     PURCHASE OF SOFTWARE IN EXCHANGE FOR SERIES A
        PREFERRED STOCK                                                 -             875,000                  -
     COMMON STOCK ISSUED FOR SERVICES PROVIDED                      2,000                   -                  -
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                          (7,600)                  -                  -

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

REORGANIZATION - On April 25, 2001, enSurge, Inc. consummated a stock exchange agreement with GoThink!.com, Inc., a publicly held Nevada corporation, whereby all of the 1,368,387 outstanding common shares of KT Solutions, Inc. were
transferred  to   GoThink!.com   Inc.  in  exchange  for  8,000,000   shares  of
GoThink!.com, Inc. common stock. As a result of the stock exchange, KT Solutions, Inc. became a wholly- owned subsidiary of GoThink!.com, Inc. GoThink!.com, Inc. had 496 shares of common stock outstanding prior to the stock exchange but after a 1-for-100 reverse stock split.

The stock exchange has been accounted for as the reorganization of KT Solutions, Inc. Accordingly, the accompanying financial statements have been restated to reflect the effects of the 5.84-for-1 equivalent stock split that resulted from 8,000,000 shares of GoThink!.com, Inc. being issued in exchange for 1,368,387 previously outstanding shares of KT Solutions, Inc. GoThink!.com, Inc. had no assets or operations prior to or at the date of the reorganization. Accordingly, the acquisition of GoThink!.com, Inc. was not considered a business combination but was considered the issuance of common stock in exchange for the assumption of liabilities. The 496 common shares held by the GoThink!.com, Inc. shareholders that remained outstanding were recorded as issued in exchange for the assumption of $57,560 of accounts payable. The operations of GoThink!.com, Inc. have been included in the accompanying financial statements from April 1, 2001 (which was the beginning of the accounting period during which GoThink!.com, Inc. was purchased).

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

NOTE 2 - STOCKHOLDERS' EQUITY

         On February 5, 2002, the Company issued 3,006 shares of common stock in a private placement to individual investors for cash totaling $72,440.

         On February 26, 2002, the Company issued 760 shares of common stock in a private placement to an individual investor for cash totaling $25,000.

         On March 6, 2002, the Company issued 770 shares of common stock in a private placement to individual investors for cash totaling $64,899.

         On March 26, 2002, the Company issued 1,592 shares of common stock in a private placement to individual investors for cash totaling $23,836.

         On April 26, 2002, the Company issued 2,508 shares of common stock in a private placement to individual investors for cash totaling $35,219.

         On June 7, 2002, the Company issued 7,327 shares of common stock in a private placement to individual investors for cash totaling $78,002.

         On June 30, 2002, the Company issued 1,000 shares of common stock at a fair market value of approximately $0.06 for professional services rendered amounting to a charge to operations of $29,500.

         On July 11, 2002, the Company issued 1,549 shares of common stock in a private placement to individual investors for cash totaling $9,684.

         On July 11, 2002, the Company issued 5,000 shares of common stock at a fair market value of approximately $0.03 for professional services rendered amounting to a charge to operations of $82,500.

         On September 20, 2002, the Company issued 500 shares of common stock at a fair market value of approximately $0.03 for professional services rendered amounting to a charge to operations of $1,500.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (Continued)

         On September 20, 2002, the Company cancelled 500 shares of its common stock and the related note payable of $25,000.

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

         On September 27, 2002, the Company issued 600 shares of common stock in a private placement to individual investors for cash totaling $2,625.

         On May 7, 2003, the Company issued 2,000 shares of common stock at a fair market value of approximately $0.002 for professional services rendered amounting to a charge to operations of $2,000.

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

         On August 23, 2003, the Company signed a Content License and Resale Agreement with Innovative Software Technologies, Inc. (IST), a California corporation. The Company sold $125,000 (retail value) of on-line training products to IST in exchange for 3,800 common shares of the Company's stock which were held by IST.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         On April 24, 2001, Mr. Steve Burke, President and CEO of the Company, purchased 24,000 shares of Common Stock of the Issuer at a price of $.05 per share utilizing a loan, in the principal amount of $600,000, made pursuant to a Promissory Note dated April 25, 2001. According to the terms and conditions of the Promissory Note, Mr. Burke agreed to pay the Company a principal sum of six hundred thousand dollars ($600,000) together with interest on the unpaid balance thereof at a rate of six percent (6%) per annum with the principal of the note due in full by December 31, 2004. No interest is accrued on the note until it is paid. The notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SUBSEQUENT EVENTS

         On July 29, 2004, the Company authorized a 1 for 500 reverse stock split of the Company's common stock. The stock split provided that in no case shall any shareholders holdings be reduced to less than 100 shares. The reverse stock split reduced the number of outstanding common shares from 49,843,268 to 254,736. All references to the Company's common stock in the financial statements have been restated to reflect the reverse stock split.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.

Dated: August 31, 2004            By  /S/     Steve K. Burke
                                      ------------------------------------------

                                      Steve K. Burke
                                      President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of August, 2004.

Signatures                            Title

/S/     Steve K. Burke
-----------------------------------
Steve K. Burke                        President, CEO
                                     (Principal Executive and Financial Officer)