Form 10QSB/A
period 2004-03-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-08-31
CIK 1092455

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    --------------
                         Commission file number 0-18834
            --------------------------------------------------------

                        Knowledge Transfer Systems, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 254,736


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1: FINANCIAL STATEMENTS

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,          DECEMBER 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                      ASSETS
CURRENT ASSETS                                                               $                -  $                -
                                                                             ------------------  ------------------

     TOTAL CURRENT ASSETS                                                                     -                   -
                                                                             ------------------  ------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                    51,664              51,664
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $           51,664  $           51,664
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     TRADE ACCOUNTS PAYABLE                                                  $          108,831  $          108,302
                                                                             ------------------  ------------------

     TOTAL CURRENT LIABILITIES                                                          108,831             108,302
                                                                             ------------------  ------------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                            1,452,283           1,452,283
                                                                             ------------------  ------------------

     TOTAL LIABILITIES                                                                1,561,114           1,560,585
                                                                             ------------------  ------------------


STOCKHOLDERS' EQUITY
     PREFERRED STOCK - $0.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED
        SERIES A CONVERTIBLE PREFERRED STOCK; -0- SHARES
           SHARES ISSUED AND OUTSTANDING; $1.00 STATED VALUE                                  -                   -
        SERIES B CONVERTIBLE PREFERRED STOCK; -0- SHARES ISSUED AND
           OUTSTANDING; $1,000.00 STATED VALUE                                                -                   -
     COMMON STOCK - $0.001 PAR VALUE; 100,000,000
        SHARES AUTHORIZED; 254,736 SHARES OUTSTANDING                                       254                 254
     ADDITIONAL PAID-IN CAPITAL                                                       7,377,754           7,377,754
     NOTES RECEIVABLE FROM STOCKHOLDERS                                                (600,000)           (600,000)
     RETAINED DEFICIT                                                                (8,263,081)         (8,263,081)
     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                       (24,377)            (23,848)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                           (1,509,450)         (1,508,921)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           51,664  $           51,664
                                                                             ==================  ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                    CUMULATIVE
                                                             FOR THE             FOR THE               FROM
                                                              THREE               THREE             SEPTEMBER
                                                              MONTHS              MONTHS             15, 2003
                                                              ENDED               ENDED            INCEPTION OF
                                                            MARCH 31,           MARCH 31,          DEVELOPMENT
                                                               2004                2003               STAGE
                                                        ------------------  ------------------  ------------------

SALES                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES                                                     529                 750              24,377
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM OPERATIONS                                         (529)               (750)            (24,377)
                                                        ------------------  ------------------  ------------------

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF KT SOLUTIONS
       TO BE DISPOSED, NET OF TAX EFFECTS OF $0                          -            (142,382)                  -
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $             (529) $         (143,132) $          (24,377)
                                                        ==================  ==================  ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

NET INCOME (LOSS)                                       $                -  $           (0.57)
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                             254,736             256,536
                                                        ==================  ==================
















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                            FOR THE             FOR THE              FROM
                                                             THREE               THREE           SEPTEMBER 15,
                                                             MONTHS              MONTHS              2003
                                                             ENDED               ENDED           INCEPTION OF
                                                           MARCH 31,           MARCH 31,          DEVELOPMENT
                                                              2004                2003               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $             (529) $         (143,132) $         (24,377)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                   -                  -
     NET LOSS FROM DISCONTINUED OPERATIONS                              -             142,382                  -

     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                           529                 750             24,377
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING
        ACTIVITIES                                                      -                   -                  -
     NET CASH PROVIDED BY (USED IN) DISCONTINUED
        ACTIVITIES                                                      -                (500)                 -
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                                      -                (500)                 -
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     NET CASH FROM DISCONTINUED ACTIVITIES                              -                 500                  -
                                                       ------------------  ------------------  -----------------


NET INCREASE/(DECREASE) IN CASH                                         -                   -                  -
CASH AT BEGINNING OF PERIOD                                                                                    -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $                -  $           50,534  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     SALE OF INVENTORY HELD ON CONSIGNMENT             $                -  $           19,277  $               -
     CANCELLATION OF COMMON STOCK AND RELATED
        NOTE RECEIVABLE                                                 -              25,000                  -
     PURCHASE OF SOFTWARE IN EXCHANGE FOR SERIES A
        PREFERRED STOCK                                                 -             875,000                  -
     COMMON STOCK ISSUED FOR SERVICES PROVIDED                          -                   -                  -
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                               -                   -                  -

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

NOTE 5 - SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10- QSB/A.

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

DATE:      August 31, 2004


By:  /s/ Steve K. Burke
    -----------------------------
Steve K. Burke
President, CEO
(Principal Executive and Financial Officer)