Form 10QSB/A
period 2004-06-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-08-31
CIK 1092455

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

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                                   EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    ----------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 27, 2004 254,736


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
                                                                             ==================  ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                         CUMULATIVE
                                                             FOR THE        FOR THE        FOR THE        FOR THE         FROM
                                                              THREE          THREE           SIX            SIX         SEPTEMBER
                                                             MONTHS          MONTHS         MONTHS         MONTHS       15, 2003
                                                              ENDED           ENDED         ENDED          ENDED       INCEPTION OF
                                                             JUNE 30,        JUNE 30,      JUNE 30,       JUNE 30,      DEVELOPMENT
                                                               2004            2003          2004           2003           STAGE
                                                            -----------    -----------    -----------    -----------    -----------

SALES                                                       $      --      $      --      $      --      $      --      $      --

OPERATING EXPENSES                                                2,203          1,487          2,732          2,237         26,580
                                                            -----------    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                    (2,203)        (1,487)        (2,732)        (2,237)       (26,580)
                                                            -----------    -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF KT SOLUTIONS
       TO BE DISPOSED, NET OF TAX EFFECTS OF $0                    --         (115,664)          --         (258,046)          --
                                                            -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                           $    (2,203)   $  (117,151)   $    (2,732)   $  (260,283)   $   (26,580)
                                                            ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

NET INCOME (LOSS)                                           $     (0.01)   $     (0.10)   $     (0.01)   $     (0.23)
                                                            ===========    ===========    ===========    ===========

Weighted Average Number of Common
  Shares Used in Per Share Calculation                          254,736      1,154,736        254,736      1,154,736
                                                            ===========    ===========    ===========    ===========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                            FOR THE             FOR THE              FROM
                                                              SIX                 SIX            SEPTEMBER 15,
                                                             MONTHS              MONTHS              2003
                                                             ENDED               ENDED           INCEPTION OF
                                                            JUNE 30,            JUNE 30,          DEVELOPMENT
                                                              2004                2003               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $           (2,732) $         (260,283) $         (26,580)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                   -                  -
     NET LOSS FROM DISCONTINUED OPERATIONS                              -             258,046                  -

     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                         2,732               2,237             26,580
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING
        ACTIVITIES                                                      -                   -                  -
     NET CASH PROVIDED BY (USED IN) DISCONTINUED
        ACTIVITIES                                                      -                (906)                 -
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                                      -                (906)                 -
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     NET CASH FROM DISCONTINUED ACTIVITIES                              -                 906                  -
                                                       ------------------  ------------------  -----------------


NET INCREASE/(DECREASE) IN CASH                        $                -  $                -  $               -
CASH AT BEGINNING OF PERIOD                                                                                    -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $                -  $            1,250  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     SALE OF INVENTORY HELD ON CONSIGNMENT             $                -  $                -  $               -
     CANCELLATION OF COMMON STOCK AND RELATED
        NOTE RECEIVABLE                                                 -                   -                  -
     PURCHASE OF SOFTWARE IN EXCHANGE FOR SERIES A
        PREFERRED STOCK                                                 -                   -                  -
     COMMON STOCK ISSUED FOR SERVICES PROVIDED                          -               2,000                  -
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                               -                   -                  -

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

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