Form 10QSB
period 2004-09-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2004-11-19
CIK 1092455

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                -------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                         Commission file number 0-18834
            --------------------------------------------------------

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

                   5509 11th Avenue, Brooklyn, New York 11219
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (917) 816-0790
                            Issuer's telephone number

                 62 Crestmont Drive, Oakland, California, 94619
(Former name, former address and former fiscal year, if changed since last report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 18, 2004 2,547,960


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1: Financial Statements

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                             ------------------  ------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                      ASSETS
Current Assets                                                               $                -  $                -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     -                   -
                                                                             ------------------  ------------------

Net Assets of Discontinued Operations                                                    51,664              51,664
                                                                             ------------------  ------------------

     Total Assets                                                            $           51,664  $           51,664
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                                                  $           10,000  $          108,302
                                                                             ------------------  ------------------

     Total Current Liabilities                                                           10,000             108,302
                                                                             ------------------  ------------------

Net Liabilities of Discontinued Operations                                            1,452,283           1,452,283
                                                                             ------------------  ------------------

     Total Liabilities                                                                1,462,283           1,560,585
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred stock - $0.001 par value;  10,000,000
        shares authorized Series A convertible
        preferred stock; -0- shares shares issued and
        outstanding; $1.00 stated value                                                       -                   -
        Series B convertible preferred stock; -0- shares issued and
           outstanding; $1,000.00 stated value                                                -                   -
     Common stock - $0.001 par value; 100,000,000
        shares authorized; 254,736 shares outstanding                                       254                 254
     Additional paid-in capital                                                       7,483,478           7,377,754
     Notes receivable from stockholders                                                (600,000)           (600,000)
     Retained deficit                                                                (8,263,081)         (8,263,081)
     Deficit accumulated during development stage                                       (31,270)            (23,848)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                           (1,410,619)         (1,508,921)
                                                                             ------------------  ------------------

Total Liabilities and Stockholders' Equity                                   $           51,664  $           51,664
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                 CUMULATIVE
                                                       FOR THE         FOR THE      FOR THE        FOR THE         FROM
                                                        THREE          THREE          NINE           NINE        SEPTEMBER
                                                       MONTHS          MONTHS        MONTHS         MONTHS       15, 2003
                                                        ENDED          ENDED         ENDED          ENDED      INCEPTION OF
                                                    SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,   DEVELOPMENT
                                                        2004            2003          2004           2003          STAGE
                                                     -----------    -----------   -----------    -----------    -----------

Sales                                                $      --      $      --     $      --      $      --      $      --
                                                     -----------    -----------   -----------    -----------    -----------

Operating Expenses                                         4,690          2,079         7,422          6,238         31,270
                                                     -----------    -----------   -----------    -----------    -----------

Income (Loss) from Operations                             (4,690)        (2,079)       (7,422)        (6,238)       (31,270)
                                                     -----------    -----------   -----------    -----------    -----------

Discontinued Operations
     Income (Loss) from operations of KT Solutions
       To be disposed, net of tax effects of $0             --          165,945          --          (90,179)          --
                                                     -----------    -----------   -----------    -----------    -----------

Net Income (Loss)                                    $    (4,690)   $   163,866   $    (7,422)   $   (96,417)   $   (31,270)
                                                     ===========    ===========   ===========    ===========    ===========

Basic and Diluted Income (Loss) Per Share:

Net Income (Loss)                                    $     (0.02)  $      0.16    $     (0.03)   $     (0.09)
                                                     ===========   ===========    ===========    ===========

Weighted Average Number of Common
  Shares Used in Per Share Calculation                   254,736     1,018,757        254,736      1,020,206
                                                     ===========   ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE
                                                            FOR THE             FOR THE              FROM
                                                              NINE                NINE           SEPTEMBER 15,
                                                             MONTHS              MONTHS              2003
                                                             ENDED               ENDED           INCEPTION OF
                                                         SEPTEMBER 30,       SEPTEMBER 30,        DEVELOPMENT
                                                              2004                2003               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $           (7,422) $          (96,417) $         (31,270)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                   -                  -
     NET LOSS FROM DISCONTINUED OPERATIONS                              -              90,179                  -

     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                       (98,302)              6,238            (74,454)
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING
        ACTIVITIES                                               (105,724)                  -           (105,724)
     NET CASH PROVIDED BY (USED IN) DISCONTINUED
        ACTIVITIES                                                      -                (906)                 -
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                               (105,724)               (906)          (105,724)
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     CONTRIBUTED CAPITAL                                          105,724                   -            105,724
     NET CASH FROM DISCONTINUED ACTIVITIES                              -                 906                  -
                                                       ------------------  ------------------  -----------------
                                                                  105,724                 906            105,724

NET INCREASE/(DECREASE) IN CASH                        $                -  $                -  $               -
CASH AT BEGINNING OF PERIOD                                                                                    -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $                -  $            1,250  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     SALE OF INVENTORY HELD ON CONSIGNMENT             $                -  $                -  $               -
     CANCELLATION OF COMMON STOCK AND RELATED
        NOTE RECEIVABLE                                                 -                   -                  -
     PURCHASE OF SOFTWARE IN EXCHANGE FOR SERIES A
        PREFERRED STOCK                                                 -                   -                  -
     COMMON STOCK ISSUED FOR SERVICES PROVIDED                          -               2,000                  -
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                               -                   -                  -

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

BUSINESS CONDITION - The Company has an accumulated deficit as of September 30, 2004 and December 31, 2003 of $8,294,351 and $8,286,929, respectively. As of
September 30, 2004 and December 31, 2003, the Company had a working capital deficit of $10,000 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NET LOSS PER COMMON SHARE - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

NOTE 2 - STOCKHOLDERS' EQUITY

On May 7, 2003, the Company issued 2,000 shares of common stock at a fair market value of approximately $0.002 for professional services rendered amounting to a charge to operations of $2,000.

On August 15, 2003, the Company filed a Certificate of Designation which was approved by the Board of Directors to issue a new class of Preferred Stock. The designation consists of 100,000 shares of Series "B: Preferred Stock with a "Stated Value" of $1,000 per share. As of September 30, 2004, no shares have been issued.

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

The assets and liabilities of KT Solutions, Inc. consisted of the following:

                                                                                        September 30,       December 31,
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
                                                                                      ==================  =================

Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 2004. The December 31, 2003 balance sheet has been restated to conform with the current year's presentation.

The Company received $10,000 in the second quarter of 2003 as a deposit against the sale of certain KT Solutions, Inc. assets. The closing of this sale of assets is contingent upon the ability of the companies to meet certain terms and conditions precedent to close.

Operating results of this discontinued operation for the three and nine months ended September 30, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for September 30, 2003 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and nine months ended September 30, 2004 and 2003 consist of:

                 KNOWLEDGE TRANSFER SYSTEMS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

                                             For the three months ended             For the Nine months ended
                                                    September 30,                         September 30,
                                         -----------------------------------  -------------------------------------
                                               2004               2003              2004                2003
                                         -----------------  ----------------  -----------------   -----------------

Sales                                    $               -  $            354  $               -   $          13,042
Operating Expenses                                       -          (135,755)                 -            (408,726)
Other Income (Expense)                                   -           301,346                  -   305,505
                                         -----------------  ----------------  -----------------   -----------------
Net Income (Loss)                        $               -  $        165,945  $               -   $         (90,179)
                                         =================  ================  =================   =================

NOTE 4 - RELATED PARTY TRANSACTIONS

On April 24, 2001, Mr. Steve Burke, former President and CEO of the Company, purchased 24,000 shares of Common Stock of the Issuer at a price of $.05 per share utilizing a loan, in the principal amount of $600,000, made pursuant to a Promissory Note dated April 25, 2001. According to the terms and conditions of the Promissory Note, Mr. Burke agreed to pay the Company a principal sum of six hundred thousand dollars ($600,000) together with interest on the unpaid balance thereof at a rate of six percent (6%) per annum with the principal of the note due in full by December 31, 2004. No interest is accrued on the note until it is paid. The notes receivable are partial recourse notes in that each investor is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003.

PLAN OF OPERATION - The Company has an accumulated deficit as of September 30, 2004 and December 31, 2003 of $8,294,351 and $8,286,929, respectively. As of
September 30, 2004 and December 31, 2003, the Company had a working capital deficit of $10,000 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

         Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

Effective October 12, 2004, Shmuel Shneibalg ("Shneibalg") and Steven W. Bingaman ("Bingaman") consummated the purchase of an aggregate of 2,293,224 shares of common stock (the "Purchased Shares") of Knowledge Transfer Systems, Inc., a Nevada corporation (the "Registrant"), pursuant to a Stock Purchase Agreement dated as of May 21, 2004 (the "Stock Purchase Agreement"). The Purchased Shares represent approximately 90% of the outstanding shares of common stock of the Registrant. In consideration for the Purchased Shares, Messrs. Shneibalg and Bingaman paid the debt of Registrant. A copy of the Stock Purchase Agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2004.

         Effective as of October 12, 2004, the closing of the Stock Purchase Agreement, Burke resigned as the sole officer of the Registrant. The Board elected Basilio Chen H. ("Chen") as Chief Executive Officer, Dr. Edward Cheng ("Cheng") as Chief Operating Officer, and Stephen Wan ("Wan") as Chief Financial Officer and Secretary. Dr. Cheng has also been appointed to the Board of Directors of the Registrant.

Effective as of November 10, 2004, Basilio Chen ("Chen") resigned as the Chief Executive Officer and a director of the Registrant, Dr. Edward Cheng ("Cheng") resigned as the Chief Operating Officer and a director of the Registrant, and Stephen Wan ("Wan") resigned as the Chief Financial Officer and a director of the Registrant. The Board elected Steven Bingaman ("Bingaman") as Vice President and Treasurer, and Shmuel Shneibalg ("Shneibalg") as President and Secretary. Messrs. Bingaman and Shneibalg have also been appointed to the Board of Directors of the Registrant as of November 10, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number            Title of Document

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Executive Officer.

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by the Chief Financial Officer.

(b) Reports on Form 8-K filed.

         On October 13,  2004,  the  Company  filed on Form 8-K under Item 5.01,
Changes in Control of Registrant and Item 5.02 Departure of Directors or Principal Officers; Election of Directors: Appointment of Principal Officers.

         On November 15, 2004, the Company filed on Form 8-K under Item 5.02 Departure of Directors or Principal Officers; Election of Directors: Appointment of Principal Officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Knowledge Transfer, Systems, Inc.
                                  (Registrant)

DATE:      November 19, 2004


By:  /s/ Shmuel Shneibalg
Shmuel Shneibalg
President, Secretary and Director

By:  /s/ Steven Bingaman
Steven Bingaman
Vice President, Treasurer and Director