Form 10KSB
period 2004-12-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2005-04-13
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.

                         Commission File Number: 0-28417

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
              ----------------------------------------------------
               (Exact name of Company as specified in its charter)

          Nevada                               76-0599457
          ---------------------------          -------------------
          (State or other jurisdiction         (IRS Employer
          of incorporation)                    Identification No.)

                                5509 11th Avenue
                               Brooklyn, NY 11219
                    (Address of principal executive offices)

                                 (917) 816-0790
                (Company's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

         Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      [ X ]    No      [   ]

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [ X ] No

         The Company's revenues for its most recent fiscal year were $0.

Based on the closing sales price of the Common Stock on April 11, 2005, the aggregate market value of the voting stock of the company held by non-affiliates was $63,661.

         The Company has 2,547,869 shares of common stock outstanding as of April 11, 2005.

         Documents Incorporated By Reference:  None

         Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [ X ].

                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Knowledge Transfer Systems, Inc. (the "Company" or "we") and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

         The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

         o the closing of the transaction contemplated in the Share Exchange Agreement, dated February 25, 2005, dated as of February 25, 2005, among the Company, Global General Technologies Inc., Dr. Larry Ball, Steve Miller, Al Mercado, Andrew Routley, and Alvaro Villa.;

         o the Company's ability to manufacture, market, and price its prospective products;

         o the Company's ability to hire and maintain the personnel necessary to run the operations of the Company;

         o        the market demand for the Company's prospective products;

         o the success of the Company's marketing and promotion programs in obtaining market acceptance for its prospective products; and

         o market conditions affecting the prices of the Company's prospective products.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

According to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, the Company was formed on April 26, 1993 under the laws of Nevada. From its date of formation until December 31, 2002, the Company engaged in the development and sale of technology-based training solutions and software programs that were used to teach and train individuals to operate popular business and home use software programs.

During the fiscal year ending December 31, 2002, the Company ceased its business operations, and the Company has not had any products, services, or business operations since then.

On October 12, 2004, Shmuel Shneibalg and Steven W. Bingaman purchased an aggregate of 2,293,224 shares of common stock of the Company pursuant to a Stock Purchase Agreement dated as of May 21, 2004. Such shares represented approximately 90% of the outstanding shares of common stock of the Company. In consideration for such shares, Messrs. Shneibalg and Bingaman paid the debts of the Company, which amounted to $150,000.

On October 11, 2004, Mr. Steven K. Burke, who was the Company's then sole director and officer, resigned from his position and appointed Dr. Edward Cheng, Stephen Wan, and Basilio Chen as directors and officers of the Company. On November 10, 2004, Messrs. Cheng, Wan, and Chen resigned as directors and officers of the Company and Messrs. Shneibalg and Bingaman became directors and officers of the Company.

Since such change in control of the Company, the Company has been seeking to identify profitable business opportunities in which to invest. Specifically, the Company has been actively negotiating the acquisition of Global Technologies Inc., a California corporation engaged in the homeland security industry, with respect to computer software and hardware that is used by businesses in the oil industry to protect oil pipelines from terrorist attacks.

On February 25, 2005, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Global General Technologies Inc. and the following persons, who are the owners of all issued and outstanding shares of the capital stock of Global General Technologies Inc. (the "GGT Shareholders"): Dr. Larry Ball, Steve Miller, Al Mercado, Andrew Routley and Alvaro Villa.

Pursuant to the terms of the Exchange Agreement, at the closing for the transaction, the GGT Shareholders shall assign all of their shares in Global General Technologies Inc. to the Company, so that the Company shall become the owner of all of the issued and outstanding shares of the capital stock of Global General Technologies Inc. In consideration for such assignment, the Company shall issue to each GGT Shareholder one share of the Company's common stock for each share of the capital stock of Global General Technologies Inc. assigned to the Company, so that the GGT Shareholders will be issued the following number of shares of the Company's common stock:

         Name of Issuee             Number of Shares Issued

         Dr.  Larry Ball            13,100,000
         Steve Miller               600,000
         Al Mercado                 400,000
         Andrew Routley             300,000
         Alvaro Villa               600,000

These shares will be issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares will represent approximately 74.6% of the issued and outstanding share capital of the Company on a fully-diluted basis. The parties are currently negotiating the consummation of the transactions contemplated by the Exchange Agreement, including without limitation, the reduction of the number of shares to be issued to the GGT Shareholders.

The closing of the transactions contemplated by the Exchange Agreement will take place on the second business day following the satisfaction or waiver of all conditions to the obligations of the parties set forth in the Exchange Agreement, including, without limitation, that the representations and warranties of the parties provided in the Exchange Agreement are true as of the date of the closing and that no suit is pending or threatened against Global General Technologies Inc. The Exchange Agreement may be terminated by the Company if the Company's due diligence investigation indicates that any of the information provided for in the Exchange Agreement is inaccurate, incomplete or untrue in a material way.

Upon the closing, Dr. Ball will be appointed as the President and Chief Executive Officer of the Company and Dr. Ball will be appointed as a director of the Company.

The Company expects to encounter substantial competition in its efforts to locate attractive business opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

The Company currently has no employees.

ITEM 2.  PROPERTIES

The Company uses office space at 5509 11th Avenue, Brooklyn, NY 11219, which is provided on a gratis basis by Shmuel Shneibalg, an officer and director. Prior to October 12, 2003, the Company used office space at 62 Crestmont Drive, Oakland, California 94619, which was provided on a gratis basis by Steven K. Burke, the Company's then president.

ITEM 3.  LEGAL PROCEEDINGS

To date, the Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against it. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of its directors or officers in their capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company's common stock has been traded on the Over the Counter Bulletin Board ("OTCBB") sponsored by the National Association of Securities Dealers, Inc. under the symbol KTSY.OB. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending December 31, 2003 and December 31, 2004:

 ----------------------------------------------------------------------
        Financial Quarter                   Bid Information*
 ----------------------------------------------------------------------
 Fiscal Year       Quarter            High Bid           Low Bid
 ----------------------------------------------------------------------
 2004        Fourth Quarter       $0.25            $0.11
             Third Quarter        $2.00            $0
             Second Quarter       $0.01            $0.01
             First Quarter        $0.02            $0.01

 2003        Fourth Quarter       $0.03            $0
             Third Quarter        $0.01            $0.00
             Second Quarter       $0.01            $0.002
             First Quarter        $0.014           $0.001
 ----------------------------------------------------------------------

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 28, 2005, there were approximately 1,369 holders of record of the Company's common stock.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

During the fiscal years ending December 31, 2004 and 2003, the Company had no business operations or revenues. Going forward, the Company intends to acquire Global General Technologies Inc., a company involved in the homeland security industry, with respect to computer software and hardware that is used by businesses in the oil industry to protect oil pipelines from terrorist attacks. On February 25, 2005, the Company entered into a Share Exchange Agreement, pursuant to which it will acquire all of the outstanding shares of Global General Technologies Inc. by issuing shares of the Company's common stock to the shareholders of Global General Technologies Inc. in exchange for their shares of the common stock of Global General Technologies Inc.

Financial Condition and Results of Operations

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

The Company had an accumulated deficit as of December 31, 2004 and 2003 of $6,990,500 and $8,286,929, respectively. As of December 31, 2004 and 2003, the
Company had a working capital deficit of $210,199 and $108,302, respectively.

The Company had no revenues during the fiscal years ended December 31, 2004 and 2003 because it had no business operations during such fiscal years. Total expenses increased by $82,259, to $106,107 for the twelve months ended December 31, 2004. Such expenses consisted of accounting and legal expenses.


Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.   FINANCIAL STATEMENTS

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 2004 AND 2003

                        KNOWLEDGE TRANSFER SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants...................................F - 1

Balance Sheets  - December 31, 2004 and 2003..............................................................F - 2

Statements of Operations for the Years Ended December 31, 2004 and 2003,
     and the Cumulative Period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2004.................................................................................F - 3

Statements of Stockholders' Equity for the Period From
     June 1, 2000 (inception) to December 31, 2004........................................................F - 4

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
     and the Cumulative Period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2004.................................................................................F - 6

Notes to the Financial Statements.........................................................................F - 7


                                            --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
  Knowledge Transfer Systems, Inc.
  (A Development Stage Company)

         We have audited the accompanying balance sheet of Knowledge Transfer Systems, Inc. (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended December 31, 2004 and 2003 and the cumulative period from September 15, 2003 (inception of development stage) to December 31, 2004, and the statement of stockholders' equity from June 1, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knowledge Transfer Systems, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 11, 2005

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                      ASSETS
CURRENT ASSETS                                                               $                -  $                -
                                                                             ------------------  ------------------

     TOTAL CURRENT ASSETS                                                                     -                   -
                                                                             ------------------  ------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                         -              51,664
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $                -  $           51,664
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     TRADE ACCOUNTS PAYABLE                                                  $           10,199  $          108,302
     ESCROW ADVANCE                                                                     200,000                   -
                                                                             ------------------  ------------------

     TOTAL CURRENT LIABILITIES                                                          210,199             108,302
                                                                             ------------------  ------------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                                    -           1,452,283
                                                                             ------------------  ------------------

     TOTAL LIABILITIES                                                                  210,199           1,560,585
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     PREFERRED STOCK - $0.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED
        SERIES A CONVERTIBLE PREFERRED STOCK; -0- SHARES
           ISSUED AND OUTSTANDING; $1.00 STATED VALUE                                         -                   -
        SERIES B CONVERTIBLE PREFERRED STOCK; -0- SHARES
           ISSUED AND OUTSTANDING; $1,000.00 STATED VALUE                                     -                   -
     COMMON STOCK - $0.001 PAR VALUE; 100,000,000
        SHARES AUTHORIZED; 2,547,869 SHARES AND 254,645
        SHARES OUTSTANDING                                                                2,547                 254
     ADDITIONAL PAID-IN CAPITAL                                                       7,377,754           7,377,754
     NOTES RECEIVABLE FROM STOCKHOLDERS                                                (600,000)           (600,000)
     RETAINED DEFICIT                                                                (6,860,545)         (8,263,081)
     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                      (129,955)            (23,848)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                             (210,199)         (1,508,921)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $                   $-          51,664
                                                                             ==================  ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                  SEPTEMBER 15,
                                                             FOR THE             FOR THE               2003
                       YEAR ENDED YEAR ENDED INCEPTION OF
                                                           DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                               2004                2003               STAGE
                                                        ------------------  ------------------  ------------------

SALES                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES                                                 106,107              23,848             129,955
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (106,107)            (23,848)           (129,955)
                                                        ------------------  ------------------  ------------------

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF KT SOLUTIONS
       TO BE DISPOSED, NET OF TAX EFFECTS OF $0                          -             (97,575)                  -
     GAIN (LOSS) ON DISPOSAL OF DISCONTINUED
        OPERATIONS                                               1,402,536                   -                   -
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       1,402,536             (97,575)           (129,955)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $        1,296,429  $         (121,423) $         (129,955)
                                                        ==================  ==================  ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
NET INCOME (LOSS) FROM CONTINUING OPERATIONS            $           (0.14)  $           (0.09)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS          $             1.84  $           (0.38)
                                                        ------------------  ------------------

NET INCOME (LOSS)                                       $             1.70  $           (0.47)
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                             763,554             256,481
                                                        ==================  ==================








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                     CUMULATIVE
                                                                                                                       FROM
                                                                                                                    SEPTEMBER 15,
                                                                                           Notes                       2003
                                                                             ADDITIONAL  Receivable                 INCEPTION OF
                                          PREFERRED STOCK   COMMON STOCK       PAID-IN      FROM         RETAINED   DEVELOPMENT
                                         ----------------- ----------------
                                          SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL   STOCKHOLDERS     DEFICIT     STAGE
                                         -------- -------- --------- ------  ----------- ------------  ------------ ----------
STOCK ISSUED FOR NET ASSETS                     -  $     -   166,237  $ 166  $ 3,583,834  $         -  $          -  $       -
   ACQUIRED, JUNE 1, 2000
EXPENSES PAID BY SHAREHOLDER                    -        -       728      1      231,295            -             -          -
CASH CONTRIBUTED BY SHAREHOLDER                 -        -       626      1      198,999            -             -          -
NOTES PAYABLE AND ACCRUED INTEREST
   ASSUMED BY SHAREHOLDER                       -        -       624      1      198,400            -             -          -
NET LOSS FOR THE PERIOD                         -        -         -      -            -            -    (1,177,091)         -
                                         -------- -------- --------- ------  ----------- ------------  ------------ ----------

BALANCE - DECEMBER 31, 2000                     -        -   168,215    169    4,212,528            -    (1,177,091)         -
EXPENSES PAID BY SHAREHOLDER                    -        -     1,097      1      348,621            -             -          -
ACCOUNTS PAYABLE AND INTEREST PAID
   BY SHAREHOLDER                               -        -     1,725      2      548,012            -             -          -
ASSUMPTION OF NOTE PAYABLE
   FROM SHAREHOLDER                             -        -       (78)     -      (25,000)           -             -          -
SHARES ISSUED FOR SERVICES                      -        -     8,000      8      199,992            -             -          -
SHARES ISSUED FOR NOTES RECEIVABLE
   FROM STOCKHOLDERS, $.05 PER SHARE            -        -    46,100     46    1,152,454   (1,042,500)            -          -
SHARES ISSUED FOR NOTES RECEIVABLE
   FROM STOCKHOLDERS, $.10 PER SHARE            -        -     5,030      5      251,495     (181,500)            -          -
SERVICES RECEIVED IN SATISFACTION OF
   NOTES RECEIVABLE FROM STOCKHOLDERS           -        -         -      -            -      360,000             -          -
ACQUISITION OF GOTHINK!.COM                     -        -       496      -            -            -             -          -
PRIVATE PLACEMENT OFFERING FOR CASH             -        -     1,680      2      209,998            -             -          -
FOREIGN PRIVATE PLACEMENT OFFERING
   FOR CASH                                     -        -       473      -       21,570            -             -          -
CANCELLATION OF COMMON STOCK AND
   RELATED NOTE RECEIVABLE                      -        -        (5)     -         (250)         250             -          -
CASH RECEIVED ON NOTES RECEIVABLE
   FROM STOCKHOLDERS                            -        -         -      -            -       75,000             -          -

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                     CUMULATIVE
                                                                                                                       FROM
                                                                                                                    SEPTEMBER 15,
                                                                                           Notes                       2003
                                                                             ADDITIONAL  Receivable                 INCEPTION OF
                                          PREFERRED STOCK   COMMON STOCK       PAID-IN      FROM         RETAINED   DEVELOPMENT
                                         ----------------- ----------------
                                          SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL   STOCKHOLDERS     DEFICIT     STAGE
                                         -------- -------- --------- ------  ----------- ------------  ------------ ----------
Net loss for the year                           - $      -        - $     -  $        - $          -  $ 3,385,139)  $        -
                                         -------- -------- -------- -------  ---------- -------------  ----------- -----------

BALANCE - DECEMBER 31, 2001                     -        -  232,733     233    6,919,420      (788,750)  (4,562,230)        -
ISSUANCE OF COMMON STOCK                        -        -   18,112      18      311,687             -            -         -
ISSUANCE OF COMMON STOCK FOR
   SERVICES PROVIDED                            -        -    6,100       6      113,494             -            -         -
CANCELLATION OF COMMON STOCK
   AND RELATED NOTE RECEIVABLE                  -        -     (500)     (1)     (24,999)       25,000            -         -
ISSUANCE OF SERIES A PREFERRED
   STOCK FOR SOFTWARE                     875,000  875,000        -       -            -             -            -         -
CANCELLATION OF NOTE RECEIVABLE
   FROM SHAREHOLDERS                            -        -        -       -     (163,750)      163,750            -         -
NET INCOME (LOSS) FOR YEAR                      -        -        -       -            -             -   (3,603,276)        -
                                         -------- -------- -------- -------  ----------- -------------  ----------- ---------

BALANCE - DECEMBER 31, 2002               875,000  875,000  256,445     256    7,155,852      (600,000)  (8,165,506)        -
ISSUANCE OF COMMON STOCK FOR
   SERVICES PROVIDED                            -        -    2,000       2        1,998             -            -         -
CANCELLATION OF COMMON STOCK
   FOR CAPITALIZED SOFTWARE                     -        -   (3,800)     (4)      (7,596)            -            -         -
CANCELLATION OF PREFERRED STOCK
   FOR CONTENT LICENSE AND
   RESALE AGREEMENT                      (875,000)(875,000)       -       -           -             -            -         -
CAPITAL CONTRIBUTED BY SHAREHOLDER              -        -        -       -      227,500             -            -         -
NET INCOME (LOSS) FOR YEAR                      -        -        -       -           -             -      (97,575)  (23,848)
                                         -------- -------- -------- -------  - --------- -------------  ----------- ---------

BALANCE - DECEMBER 31, 2003                     -        -  254,645     254    7,377,754      (600.000)  (8,263,081)  (26,848)

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                     CUMULATIVE
                                                                                                                       FROM
                                                                                                                    SEPTEMBER 15,
                                                                                           Notes                       2003
                                                                             ADDITIONAL  Receivable                 INCEPTION OF
                                          PREFERRED STOCK   COMMON STOCK       PAID-IN      FROM         RETAINED   DEVELOPMENT
                                         ----------------- ----------------
                                          SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL   STOCKHOLDERS     DEFICIT     STAGE
                                         -------- -------- --------- ------  ----------- ------------  ------------ ----------

SHARES ISSUED FOR SERVICES                     -         - 2,293,224  2,293            -            -             -          -
NET INCOME (LOSS) FOR YEAR                     -         -         -      -            -            -     1,402,536   (106,107)
                                         ------- --------- --------- ------  ----------- ------------  ------------ ----------

BALANCE - DECEMBER 31, 2004                    - $      -  2,547,869 $2,547  $ 7,377,754 $   (600,000) $ (6,860,545) $ (129,955)
                                         ======= ========= ========= ======  =========== ============  ============= ==========






















   The accompanying notes are an integral part of these financial statements.

                                         KNOWLEDGE TRANSFER SYSTEMS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS


                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                                                 SEPTEMBER 15,
                                                            FOR THE             FOR THE              2003
                                                           YEAR ENDED          YEAR ENDED        INCEPTION OF
                                                          DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                              2004                2003               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $        1,296,429  $         (121,423) $        (129,955)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                   -                  -
     COMMON STOCK ISSUED FOR SERVICES                               2,293                                  2,293
     NET LOSS FROM DISCONTINUED OPERATIONS                              -              97,575                  -
     (GAIN) LOSS FROM DISPOSAL OF DISCONTINUED
        OPERATIONS                                             (1,402,536)                  -                  -
     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                       (96,186)             23,848            (72,338)
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING                   (200,000)                  -           (200,000)
        ACTIVITIES
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) DISCONTINUED                        -             (15,976)                 -
                                                       ------------------  ------------------  -----------------
        ACTIVITIES
     NET CASH PROVIDED BY (USED IN) OPERATING                    (200,000)            (15,976)          (200,000)
                                                       ------------------  ------------------  -----------------
        ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
     ESCROW ADVANCE                                               200,000                   -            200,000
     NET CASH FROM DISCONTINUED ACTIVITIES                              -              15,976                  -
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) FINANCING                     200,000              15,976            200,000
                                                       ------------------  ------------------  -----------------
        ACTIVITIES

NET INCREASE/(DECREASE) IN CASH                                         -                   -                  -
CASH AT BEGINNING OF PERIOD                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $                -  $           14,388  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     COMMON STOCK ISSUED FOR SERVICES PROVIDED         $            2,293  $            2,000  $           2,293
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                               -              (7,600)                 -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

BUSINESS CONDITION - The Company has an accumulated deficit as of December 31, 2004 and 2003 of $6,990,500 and $8,286,929, respectively. As of December 31,
2004 and 2003, the Company had a working capital deficit of $210,199 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NATURE OF OPERATIONS - The Company, through its wholly owned subsidiary KT Solutions, Inc., was involved in developing technology-based training products and marketing those products. On September 15, 2003, KT Solutions, Inc. filed Chapter 7 bankruptcy, and management has decided to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. As of September 15, 2003, the Company was in the development stage. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company.

FINANCIAL INSTRUMENTS-The carrying amounts reported in the accompanying financial statements for cash, trade accounts receivable, trade accounts payable, accrued liabilities, capital lease obligations and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Knowledge Transfer and KT Solutions. The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition. All material inter-company accounts and transactions have been eliminated. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company.

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

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

On July 29, 2004, the Company authorized a 1 for 500 reverse stock split of the Company's common stock. The stock split provided that in no case shall any shareholders holdings be reduced to less than 100 shares. The reverse stock split reduced the number of outstanding common shares from 49,843,268 to 254,645. All references to the Company's common stock in the financial statements have been restated to reflect the reverse stock split.

On October 12, 2004, the Company issued 2,293,224 shares of common stock for services valued at $2,293 related to a change in control of the Company.

NOTE 3 - DISCONTINUED OPERATIONS

On September 15, 2003, KT Solutions, Inc., a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland, California.

The assets and liabilities of KT Solutions, Inc. consisted of the following:

                                                                                         December 31,       December 31,
                                                                                             2004               2003
                                                                                      ------------------  -----------------

Cash                                                                                  $                -  $           3,924
Trade accounts receivable                                                                              -                  -
Inventory                                                                                              -             37,951
Property and Equipment, net of $39,573 and $109,306
   accumulated depreciation, respectively                                                              -              4,461
Deposits                                                                                               -              5,328
                                                                                      ------------------  -----------------
    Total assets                                                                      $                -  $          51,664
                                                                                      ------------------  -----------------

Trade accounts payable                                                                $                -  $         495,505
Accrued liabilities                                                                                    -            394,121
Deferred revenue                                                                                       -             45,063
Other current liabilities                                                                              -             10,000
Capital lease obligation - current portion                                                             -              1,856
Notes payable - current portion                                                                        -            202,771
Notes payable - related parties                                                                        -            302,967
                                                                                      ------------------  -----------------
    Total liabilities                                                                                  -          1,452,283
                                                                                      ------------------  -----------------

    Net liabilities to be disposed of                                                 $                -  $      (1,400,619)
                                                                                      ==================  =================

On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company. This disposal resulted in a gain on disposal of discontinued operations of $1,402,536.

                                         KNOWLEDGE TRANSFER SYSTEMS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

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

Operating results of this discontinued operation for the years ended December 31, 2004 and 2003 are shown separately in the accompanying consolidated statement of operations. The operating statement for December 31, 2003 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended December 31, 2004 and 2003 consist of:

                                                     For the years ended
                                                         December 31,
                                            --------------------------------------
                                                   2004                2003
                                            ------------------  ------------------

Sales                                       $                -  $           18,820
Operating Expenses                                           -            (330,736)
Gain on Sale of Capitalized Software                         -             293,489
Gain on Disposal of Discontinued Operations          1,402,536                   -
Interest Expense                                             -             (79,148)
                                            ------------------  ------------------
Net Income (Loss)                           $        1,402,536  $          (97,575)
                                            ==================  ==================

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, the Company entered into a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, whereby Mr. Shneibalg and Mr. Bingaman purchased 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CURRENT LIABILITIES (CONTINUED)

a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2004, the advance of $200,000 is a current liability of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8B.  OTHER INFORMATION

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers.

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of March 30, 2005.

         NAME                      AGE  POSITIONS AND OFFICES

         Shmuel Shneibalg           34  President, Secretary, and Director

         Steven W. Bingaman         47  Vice President, Treasurer,
                                        and Director

All executive officers are elected by the Board and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. There is no family relationship among the above directors and officers.

The following is a brief account of the education and business experience of each director and executive officer during the past five years, and any other directorships held in reporting companies. There are no family relationships among the persons described below.

Mr. Steven W. Bingaman became the Vice-President and a Director of the Company on November 10, 2004. Mr. Bingaman is Managing Member of Appleby Partners & Company LLC, a private investment firm and is also President and Director of Home Solutions Health, Inc., a public consumer product company. Mr. Bingaman is a graduate of Princeton University and NYU Graduate School of Business. In December 2002, Mr. Bingaman entered into a Cease-and-Desist Order with the Securities and Exchange Commission, without admitting or denying findings, to committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5.

Mr. Shmuel Shneibalg became the President, CEO, Secretary and a Director of the Company on November 10, 2004. Mr. Shneibalg has prior experience in the construction and sales businesses. Since May 2001, Mr. Shneibalg has served as Chairman, Chief Executive Officer, Secretary and Director of Safetek International, Inc., a publicly traded company, and as the Vice President of Home Solutions Health, Inc., a public consumer product company.

From October 11, 2004 to November 10, 2004, Basilio Chen, Edward Cheng, and Stephen Wan served as the Company's officers and directors. Prior to October 10, 2004, the Company's sole director and officer was Steven K. Burke.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has had only two directors and to date, such directors have been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Copies of such reports are required to be furnished to the Company. The Company believes that during the year ended December 31, 2004, Mr. Steven K. Burke did not timely comply with such requirements.

Code of Ethics. The Company has not adopted a Code of Ethics because the Company currently has no business operations.

ITEM 10.  EXECUTIVE COMPENSATION

The following table presents certain specific information regarding the compensation of the Chief Executive Officers of the Company, during the last three fiscal years. No executive officer of the Company received a salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004.


------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
NAME AND    FISCAL    ANNUAL COMPENSATION              LONG-TERM COMPENSATION
PRINCIPAL   YEAR
POSITION    COVERED   SALARY    BONUS   OTHER ANNUAL   AWARDS                 PAYOUTS
                      ($)       ($)     COMPENSATION   RESTRICTED SECURITIES  LTIP       ALL OTHER
                                        ($)            STOCK      UNDER-      PAYOUTS    COMPEN-
                                                       AWARD(S)   LYING       ($)        SATION
                                                                  OPTIONS/               ($)
                                                                  SARS (#)
(A)         (B)       (C)       (D)     (E)            (F)        (G)         (H)        (I)
------------------------------------------------------------------------------------------------------
Shmuel      2004*     0         0       0              0          0           0          0
Shneibalg
------------------------------------------------------------------------------------------------------
Steven    K.2004**    0         0       0              0          0           0          0
Burke
------------------------------------------------------------------------------------------------------
            2003      0         0       0              0          0           0          0
------------------------------------------------------------------------------------------------------
            2002      0         0       0              0          0           0          0
------------------------------------------------------------------------------------------------------

* Mr. Shneibalg has been the Chief Executive Officer since November 10, 2004. ** Mr. Burke resigned as Chief Executive Office on October 11, 2004.

No options were granted to any employee or executive officer during the fiscal year ended December 31, 2004. No employee or executive officer has any employment agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 30, 2005, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

There are no outstanding options, warrants or other securities convertible into shares of common stock.

The percentages below are calculated based on 2,547,869 shares of Common Stock issued and outstanding. Unless otherwise provided, the address of each person listed in the following table is c/o David Lubin & Associates 92 Washington Avenue, Cedarhurst, New York 11516.

--------------------------------------------------------------------------------------------------------
        Officers, Directors, and         Title of Class    No. of Shares      Beneficial Ownership
            5% Stockholders
--------------------------------------------------------------------------------------------------------

Shmuel Shneibalg                        Common           2,293,224*       90%
--------------------------------------------------------------------------------------------------------
Steven W. Bingaman                      Common           2,293,224*       90%
--------------------------------------------------------------------------------------------------------
All directors and
executive officers as a                 Common           2,293,224*       90%
group (2 persons)
--------------------------------------------------------------------------------------------------------

*    Mr. Shneibalg and Mr. Bingaman hold their shares jointly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS

---------------- -------------------------------------------- -----------------------------------------------
  Exhibit No.                    Description                                   Where Found
---------------- -------------------------------------------- -----------------------------------------------
3.1              Articles of Incorporation                    Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on December  9, 1999,  as amended
                                                              on March 1, 2000 and March 29, 2000
---------------- -------------------------------------------- -----------------------------------------------
3.2              Bylaws                                       Previously    filed    with   the    Company's
                                                              Registration  Statement  on Form 10-SB,  filed
                                                              with the SEC on December  9, 1999,  as amended
                                                              on March 1, 2000 and March 29, 2000
---------------- -------------------------------------------- -----------------------------------------------
10.1             Stock Purchase  Agreement,  dated as of May  Previously  filed with the  Company's  Current
                 21, 2004, by and among the Company,  Shmuel  Report  on Form  8-K,  filed  with  the SEC on
                 Shneibal and Steven W. Bingaman.             June 2, 2004
---------------- -------------------------------------------- -----------------------------------------------
10.2             Share  Exchange   Agreement   dated  as  of  Previously  filed with the  Company's  Current
                 February  25,  2005,   among  the  Company,  Report  on Form  8-K,  filed  with  the SEC on
                 Global  General   Technologies   Inc.,  Dr.  March 4, 2005
                 Larry  Ball,  Steve  Miller,   Al  Mercado,
                 Andrew  Routley, and Alvaro Villa.
---------------- -------------------------------------------- -----------------------------------------------
31. Rule 13a-14(a)/15d14(a) Certifications Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------
32. Section 1350 Certifications Attached Hereto
---------------- -------------------------------------------- -----------------------------------------------

ITEM 14 PRINCIPAL ACCOUNTANT AND FEES

Robison, Hill & Company served as the Company's principal accountant during the years ended December 31, 2004 and December 31, 2003. Their pre-approved fees billed to the Company are set forth below:

                                  FISCAL YEAR ENDING      FISCAL YEAR ENDING
                                  DECEMBER 31, 2004       DECEMBER 31, 2003
Audit Fees                                  $15,775                 $10,760
Audit Related Fees                                -                       -
Tax Fees                                        142                   1,200
All Other Fees                                    -                       -
Total                                       $15,917                 $11,960

Audit Fees consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

As of December 31, 2004, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KNOWLEDGE TRANSFER, INC.

--------------------------------------------------------------------------------
Dated: April 12, 2005                             By: /s/ Shmuel Shneibalg
                                                      --------------------

                                                  Name: Shmuel Shneibalg
                                                  ------------------------------
                                                  Title: President, Secretary,
                                                  and Director