Form 10QSB
period 2005-03-31
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2005-05-24
CIK 1092455

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                         Commission file number 0-28417
            --------------------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 19, 2005 2,547,869


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1: FINANCIAL STATEMENTS

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                                (UNAUDITED)
                                                                                 MARCH 31,          DECEMBER 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
                                      ASSETS
CURRENT ASSETS
     CASH                                                                    $           39,845  $                -
     ADVANCE TO GGT                                                                      10,000                   -
                                                                             ------------------  ------------------

     TOTAL CURRENT ASSETS                                                    $           49,845  $                -
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     TRADE ACCOUNTS PAYABLE                                                  $           10,199  $           10,199
     ACCRUED EXPENSES                                                                    25,712                   -
     ESCROW ADVANCE                                                                     200,000             200,000
                                                                             ------------------  ------------------

     TOTAL CURRENT LIABILITIES                                                          235,911             210,199

LONG-TERM LIABILITIES
     NOTES PAYABLE                                                                      600,000                   -
                                                                             ------------------  ------------------

     TOTAL LIABILITIES                                                                  835,911             210,199
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
     PREFERRED STOCK - $0.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED
        SERIES A CONVERTIBLE PREFERRED STOCK; -0- SHARES
           ISSUED AND OUTSTANDING; $1.00 STATED VALUE                                         -                   -
        SERIES B CONVERTIBLE PREFERRED STOCK; -0- SHARES
           ISSUED AND OUTSTANDING; $1,000.00 STATED VALUE                                     -                   -
     COMMON STOCK - $0.001 PAR VALUE; 100,000,000
        SHARES AUTHORIZED; 2,547,869 SHARES AND 2,547,869
        SHARES OUTSTANDING                                                                2,547               2,547
     ADDITIONAL PAID-IN CAPITAL                                                       7,377,754           7,377,754
     NOTES RECEIVABLE FROM STOCKHOLDERS                                                (600,000)           (600,000)
     RETAINED DEFICIT                                                                (6,860,545)         (6,860,545)
     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                      (705,822)           (129,955)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                             (786,066)           (210,199)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           49,845  $                -
                                                                             ==================  ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                                                                                    CUMULATIVE
                                                           (UNAUDITED)         (UNAUDITED)             FROM
                                                             FOR THE             FOR THE          SEPTEMBER 15,
                                                           THREE MONTHS        THREE MONTHS            2003
                                                              ENDED               ENDED            INCEPTION OF
                                                            MARCH 31,           MARCH 31,          DEVELOPMENT
                                                               2005                2004               STAGE
                                                        ------------------  ------------------  ------------------
SALES                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES                                                 575,867                 529             705,822
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $         (575,867) $             (529) $         (705,822)
                                                        ==================  ==================  ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
NET INCOME (LOSS) FROM OPERATIONS                       $           (0.23)  $                -
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                           2,547,869             254,736
                                                        ==================  ==================




















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                  CUMULATIVE
                                                          (UNAUDITED)         (UNAUDITED)            FROM
                                                            FOR THE             FOR THE          SEPTEMBER 15,
                                                          THREE MONTHS        THREE MONTHS           2003
                                                             ENDED               ENDED           INCEPTION OF
                                                           MARCH 31,           MARCH 31,          DEVELOPMENT
                                                              2005                2004               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                          $         (575,867) $             (529) $        (705,822)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Common stock issued for services                                   -                   -              2,293
     Changes in Assets and Liabilities:
     Advances                                                     (10,000)                  -            (10,000)
     Trade accounts payable                                             -                 529            (72,338)
     Accrued liabilities                                           25,712                   -             25,712
                                                       ------------------  ------------------  -----------------

     Net cash provided by (used in) operating                    (560,155)                  -           (760,155)
                                                       ------------------  ------------------  -----------------
        activities
CASH FLOWS FROM FINANCING ACTIVITIES
     Escrow advance                                                     -                   -            200,000
     Proceeds from notes payable                                  600,000                   -            600,000
                                                       ------------------  ------------------  -----------------
     Net cash provided by (used in) financing                     600,000                   -            800,000
                                                       ------------------  ------------------  -----------------
        activities

Net Increase/(Decrease) In Cash                                    39,845                   -             39,845
Cash at Beginning of Period                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
Cash at End of Period                                  $           39,845  $                -  $          39,845
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                            $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for services provided         $                -  $                -  $           2,293









   The accompanying notes are an integral part of these financial statements.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BUSINESS CONDITION - The Company has an accumulated deficit as of March 31, 2005 and December 31, 2004 of $7,566,367 and $6,990,500, respectively. As of March 31, 2005 and December 31, 2004, the Company had a working capital deficit of $186,066 and $210,199. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NATURE OF OPERATIONS - The Company, through its wholly owned subsidiary KT Solutions, Inc., was involved in developing technology-based training products and marketing those products. On September 15, 2003, KT Solutions, Inc. filed Chapter 7 bankruptcy, and management has decided to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. On October 12, 2004, the Company entered into a stock purchase agreement that resulted in a change in control of the Company.

FINANCIAL INSTRUMENTS-The carrying amounts reported in the accompanying financial statements for cash, trade accounts receivable, trade accounts payable, accrued liabilities, capital lease obligations and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  PRINCIPLES
(Continued)

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Knowledge Transfer and KT Solutions. The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition. All material inter-company accounts and transactions have been eliminated. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. On October 12, 2004, the Company also entered into a stock purchase agreement that resulted in a change in control of the Company.

CASH EQUIVALENTS - For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NET LOSS PER COMMON SHARE - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti- dilutive effect on net loss per common share.

NOTE 2 - STOCKHOLDERS' EQUITY

On May 7, 2003, the Company issued 2,000 shares of common stock at a fair market value of approximately $0.002 for professional services rendered amounting to a charge to operations of $2,000.

On August 15, 2003, the Company filed a Certificate of Designation which was approved by the Board of Directors to issue a new class of Preferred Stock. The designation consists of 100,000 shares of Series "B: Preferred Stock with a "Stated Value" of $1,000 per share. As of March 31, 2005, no shares have been issued.

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

                        KNOWLEDGE TRANSFER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On October 12, 2004, the Company issued 2,293,224 shares of common stock for services valued at $2,293 related to a change in control of the Company. The services consisted primarily of raising sufficient capital to pay the debts of the Company and to coordinate the settlement of the debt. The value of the services was based on the estimated debt of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 4 - CURRENT LIABILITIES

On October 12, 2004, the Company entered into a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, whereby Mr. Shneibalg and Mr. Bingaman purchased 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company has the right to acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of March 31, 2005 and December 31, 2004, the advance of $200,000 is a current liability of the Company.

NOTE 5 - NOTES PAYABLE

On or about April 4, 2005, the Company issued a $600,000 Promissory Note to AGP & Company, LLC. The note is due in one year and carries an interest rate of 8% per annum. The Holder of the note may exchange, at its option, any of the amuont over $10,000 of the note then outstanding into shares of the Company's common stock. The number of shares to be received by the Holder shall be determined by dividing the dollar amount of the exchangeable debt by $0.075. No interest shall be paid on principal balances which are reduced by exchanges.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

During the three months ended March 31, 2005 and 2004, the Company had no business operations or revenues. Going forward, the Company is conducting its due diligence in connection with its proposed acquisition of Global General Technologies Inc., a company involved in the homeland security industry, with respect to computer software and hardware that is used by businesses in the oil industry to protect oil pipelines from terrorist attacks. On February 25, 2005, the Company entered into a Share Exchange Agreement, pursuant to which it has the right to acquire all of the outstanding shares of Global General Technologies Inc. by issuing shares of the Company's common stock to the shareholders of Global General Technologies Inc. in exchange for their shares of the common stock of Global General Technologies Inc. The Company hopes to finalize its due diligence and make its decision as to whether it will consummate said transaction no later than the end of the second quarter of 2005.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The Company had an accumulated deficit as of March 31, 2005 and December 31, 2004 of $7,566,367 and $6,990,500, respectively. As of March 31, 2005 and
December 31, 2004, the Company had a working capital deficit of $186,066 and $210,199, respectively.

The Company had no revenues during the three months ended March 31, 2005 and 2004 because it had no business operations during such quarters. Total expenses increased by $575,338, from $529 for the three months ended March 31, 2004 to $575,867 for the three months ended March 31, 2005. Such expenses for the three months ended March 31, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had available cash of $39,845, which was the balance received from the $200,000 received from GGT as an advance in October 2004. The Company does not have sufficient funds to consummate the proposed transaction with GGT and to pay its operating expenses for the next 12 months.

The Company is currently offering up to $2,000,000 of 8% Convertible Promissory Notes to accredited investors pursuant to an offering exempt from the registration requirements of the Securities Act of 1933, as amended. Principal and 8% interest accrued thereon is due two years from the date said note is issued. All or any portion of the amount owed under the note is convertible, at the option of the holder, into shares of stock of the Company at a conversion price of $0.50. The conversion ratio is subject to customary anti-dilution provisions. If the Company files a registration statement, other than on Form S-4 or S-8, then the holders of the notes have the right to include in such registration statement all or any part of such securities. The Company has the right, at any time, to prepay the note without premium. The placement agent acting on behalf of the Company in connection with the offer and sale of the Notes is entitled to receive 10% and a non-accountable expense allowance of 1% of the purchase price of each Note. As of May 19, 2005, the Company has issued principal amount of $175,000 of Notes to three investors.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

    The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

    (a) Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION

         On May 21, 2005, Steve Bingaman, Vice-President, Treasurer and a director of the Company, resigned from all his positions with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number          Title of Document

4.1      Form of 8% Convertible Promissory Note

10.5     Form of Convertible Note Purchase Agreement

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


(b) Reports on Form 8-K filed.

         On March 4, 2005, the Company filed a report on Form 8-K, under Item 1.01, Entry Into A Material Definitive Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Knowledge Transfer, Systems, Inc.
                                  (Registrant)

DATE:      May 23, 2005


By:  /s/ Shmuel Shneibalg
Shmuel Shneibalg
President, Secretary, and Director
(Principal Executive and principal financial Officer)