Form 10QSB
period 2005-06-30
KNOWLEDGE TRANSFER SYSTEMS  INC
filed 2005-08-18
CIK 1092455

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                   -------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            -----------------   ----------------
                         Commission file number 0-28417
            --------------------------------------------------------

                        GLOBAL GENERAL TECHNOLOGIES, Inc.
                       ----------------------------------
                   (Formerly Knowledge Transfer Systems, Inc.)
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                              76-0599457
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                   201 South Biscayne Blvd, 28th Floor, Miami
                          Center, Miami, FL 33131-4325
                    (Address of principal executive offices)

                                1 (800) 936 3204
                            Issuer's telephone number

  (formerly Knowledge Transfer Systems, Inc. 5509 11th Ave, Brooklyn, NY 11219)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 12, 2005 2,547,869


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

1
1

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2005                2004
                                      ASSETS
CURRENT ASSETS
     CASH                                                                              $217,395            $      -
     ADVANCE TO GGT                                                                     180,000                   -
                                                                             ------------------- -------------------
     TOTAL CURRENT ASSETS                                                              $397,395            $      -
                                                                             =================== ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                                             $68,582             $10,199
     Accrued expenses                                                                    62,300                   -
     Escrow advance                                                                     200,000             200,000
                                                                             ------------------- -------------------
     Total Current Liabilities                                                          330,882             210,199

Long-Term Liabilities
     Convertible Notes Payable                                                        1,220,000                   -
                                                                             ------------------- -------------------

     Total Liabilities                                                                1,550,882             210,199
                                                                             ------------------- -------------------

Stockholders' Equity
     Preferred stock - $0.001 par value;  10,000,000  shares authorized Series A convertible preferred stock; -0- shares
           issued and outstanding; $1.00 stated value                                         -                   -
        Series B convertible preferred stock; -0- shares
           issued and outstanding; $1,000.00 stated value                                     -                   -
     Common stock - $0.001 par value; 100,000,000
        shares authorized; 2,547,869 shares and 2,547,869
        shares outstanding                                                                2,547               2,547
     Additional paid-in capital                                                       7,977,754           7,377,754
     Notes receivable from stockholders                                               (600,000)           (600,000)
     Retained deficit                                                               (6,860,545)         (6,860,545)
     Deficit accumulated during development stage                                   (1,673,243)           (129,955)
                                                                             ------------------- -------------------
Total Stockholders' Equity                                                          (1,153,487)           (210,199)
                                                                             ------------------- -------------------

Total Liabilities and Stockholders' Equity                                             $397,395            $      -
                                                                             =================== ===================


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                   SEPTEMBER 15,
                                                                                                       2003
                             FOR THE THREE    FOR THE THREE      FOR THE SIX      FOR THE SIX      INCEPTION OF
                             MONTHS ENDED      MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      DEVELOPMENT
                             JUNE 30, 2005    JUNE 30, 2004     JUNE 30, 2005    JUNE 30, 2004         STAGE

Sales................

Operating Expenses...       $       343,421  $          2,203  $       919,288  $          2,732  $     1,049,243
                            ---------------- ----------------- ---------------- ----------------- ----------------

Income Before
Interest and Taxes...              (343,421)           (2,203)        (919,288)           (2,732)      (1,049,243)
                            ---------------- ----------------- ---------------- ----------------- ----------------

Interest Expense.....               624,000                 0          624,000                 0          624,000
                            ---------------- ----------------- ---------------- ----------------- ----------------

Income...............       $      (967,421) $         (2,203) $    (1,543,288) $         (2,732)      (1,673,243)
                            ================ ================= ================ ================= ================

Eps..................       $         (0.38) $          (0.01) $         (0.61) $          (0.01)
                            ================ ================= ================ =================

weighted Average                  2,547,869           254,736        2,547,869           254,736
                            ================ ================= ================ =================



















   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                            FOR THE             FOR THE          SEPTEMBER 15,
                                                           SIX MONTHS          SIX MONTHS            2003
                                                             ENDED               ENDED           INCEPTION OF
                                                            JUNE 30,            JUNE 30,          DEVELOPMENT
                                                              2005                2004               STAGE
                                                       ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(1,543,288)            $(2,732)       $(1,673,243)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Common stock issued for services                                   -                   -              2,293
     Interest expense from beneficial conversion                  600,000                   -            600,000
     Changes in Assets and Liabilities:
     Advances                                                   (180,000)                   -          (180,000)
     Trade accounts payable                                        58,383               2,732           (13,955)
     Accrued liabilities                                           62,300                   -             62,300
                                                       ------------------- ------------------- ------------------

     Net cash provided by (used in) operating                 (1,002,605)                   -        (1,202,605)
        activities                                     ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Escrow advance                                                     -                   -            200,000
     Proceeds from notes payable                                1,220,000                   -          1,220,000
                                                       ------------------- ------------------- ------------------
     Net cash provided by (used in) financing                   1,220,000                   -          1,420,000
        activities                                     ------------------- ------------------- ------------------


     Net Increase/(Decrease) In Cash                              217,395                   -            217,395
     Cash at Beginning of Period                                        -                   -                  -
                                                       ------------------- ------------------- ------------------
     Cash at End of Period                                       $217,395           $       -           $217,395
                                                       =================== =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                     $       -           $       -          $       -
                                                       =================== =================== ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for services provided                  $       -           $       -             $2,293







   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The unaudited financial statements as of June 30, 2005, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On April 23, 2001, the articles of incorporation of GoThink!.com, Inc. were amended to change its name to Knowledge Transfer Systems, Inc.. (hereafter referred to as the Company) and to modify the authorized capital for the Company such that the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001 per share and 100,000,000 shares of common stock having a par value of $0.001 per share. The accompanying financial statements have been adjusted to reflect the change in the authorized capital.

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

BUSINESS CONDITION - The Company has an accumulated deficit as of June 30, 2005 and December 31, 2004 of $8,533,788 and $6,990,500, respectively. As of June 30, 2005, the Company had working capital of $66,513. As of December 31, 2004, the Company had a working capital deficit of $210,199. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  PRINCIPLES
(Continued)

NATURE OF OPERATIONS - The Company, through its wholly owned subsidiary KT Solutions, Inc., was involved in developing technology-based training products and marketing those products. On September 15, 2003, KT Solutions, Inc. filed Chapter 7 bankruptcy, and management has decided to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intended to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. As of September 15, 2003, the Company was in the development stage. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. On October 12, 2004, the Company also entered into a stock purchase agreement that resulted in a change in control of the Company.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On April 24, 2001, Mr. Steve Burke, former President and CEO of the Company, purchased 24,000 shares of Common Stock of the Issuer at a price of $.05 per share utilizing a loan, in the principal amount of $600,000, made pursuant to a Promissory Note dated April 25, 2001. According to the terms and conditions of the Promissory Note, Mr. Burke agreed to pay the Company a principal sum of six hundred thousand dollars ($600,000) together with interest on the unpaid balance thereof at a rate of six percent (6%) per annum with the principal of the note due in full by December 31, 2004. According to the terms of the note, no interest is accrued on the note until it is paid. The note receivable is a partial recourse notes in that Mr. Burke is unconditionally obligated to pay 10% of the amount of their note in addition to the return of the shares of common stock in the event of default under the terms of the notes.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT LIABILITIES

On October 12, 2004, the Company entered into a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, whereby Mr. Shneibalg and Mr. Bingaman purchased 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of June 30,, 2005 and December 31, 2004, the advance of $200,000 is a current liability of the Company.

NOTE 5 - NOTES PAYABLE

 During the quarter ended March 31, 2005, the Company borrowed $600,000 from an unrelated third-party. The note is due in two years and carries an interest rate of 8% per annum. The Holder of the note may exchange, at its option, any of the amount over $10,000 of the principal face amount of the note then outstanding into shares of the Company's common stock. The number of shares to be received by the Holder shall be determined by dividing the dollar amount of the exchangeable debt by $0.075. No interest shall be paid on principal balances which are reduced by exchanges. As of April 4, 2005, the note is convertible. On that date, the market price of the Company's common stock was $0.25 per share for an intrinsic value of $0.175 per share. The Company has recorded interest expense and additional paid-in capital of $600,000 in connection with the beneficial conversion feature of this note payable.

During the quarter ended June 30, 2005, the Company borrowed $620,000 from various unrelated third-party investors. The Notes are due in two years and carry an interest rate of 8% per annum. . The holder of the notes may exchange, at its option, any of the amount over $10,000 of the principal face amount of the note then outstanding into shares of the Company's common stock. The number of shares to be received by the holder shall be determined by dividing the dollar amount of the exchangeable debt by $0.50. Since the conversion price of the note was greater than or equal to the market value of the Company's common stock on the date of the issuance, there is not a beneficial conversion feature for these notes,. No interest expense has been recognized.

1
1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

During the three months ended June 30, 2005 and 2004, the Company had no business operations or revenues. Going forward, the Company is proceeding with its planned acquisition of Global General Technologies Inc., a company involved in the homeland security industry, with respect to computer software and hardware that is used by businesses in the oil industry to protect oil pipelines from terrorist attacks. On February 25, 2005, the Company entered into a Share Exchange Agreement, pursuant to which it will acquire all of the outstanding shares of Global General Technologies Inc. by issuing shares of the Company's common stock to the shareholders of Global General Technologies Inc. in exchange for their shares of the common stock of Global General Technologies Inc.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had an accumulated deficit as of June 30, 2005 and December 31, 2004 of $8,533,788 and $6,990,500, respectively. As of June 30, 2005 and December 31, 2004, the Company had working capital of $66,513 and a deficit of $210,199, respectively.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The Company had no revenues during the six months ended June 30, 2005 and 2004 because it had no business operations during such periods. Total expenses increased by $1,540,556, from $2,732 for the six months ended June 30, 2004 to $1,543,288 for the six months ended June 30, 2005. Such expenses for the six months ended June 30, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005. Interest expense was $624,000 relating to the Convertible Debt that the Company raised during the period.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The Company had no revenues during the three months ended June 30, 2005 and 2004 because it had no business operations during such fiscal years. Total expenses increased by $965,218, from $2,203 for the three months ended June 30, 2004 to $967,421 for the three months ended June 30, 2005. Such expenses for the three months ended June 30, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005. Interest expense was $624,000 relating to the Convertible Debt that the Company raised during the period.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by the Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

 Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


The Company and International Global General Technologies, Inc. ("IGTT"), a California corporation which was formerly known as Global General Technologies, Inc., were sued by Thomas W. Luczak ("Luczak") in the Superior Court of the State of California, County of Los Angeles on June 20, 2005.

Luczak's complaint alleges that IGGT and Luczak entered into an Asset Purchase Agreement (the "Luczak Agreement") on February 8, 2005, whereby IGGT agreed to purchase from Luczak certain assets in his business known as Paging Plus Communications. The complaint further alleges that IGGT breached the Luczak Agreement and has failed to pay to Luczak the purchase price due under the Luczak Agreement, which consists of certain payments totaling $800,000 and the issuance to Luczak of 250,000 shares of the common stock of IGGT. Luczak is seeking specific performance of the Luczak Agreement, or, in the alternative, damages in the amount of $925,000 plus attorney's fees and court costs.

The Company is alleged to be liable on the basis of an incorrect allegation that the Company has acquired IGGT. Although on March 4, 2005, the Company and IGGT entered into a Share Exchange Agreement, pursuant to which the Company agreed to acquire all of the outstanding shares of IGGT in exchange for the issuance of a specified number of the Company's shares of common stock, such transaction has not yet closed. Out of the five separate causes of action set forth in the complaint, only a cause of action for intentional/ negligent misrepresentation is directed against the Company. In such cause of action, Luczak alleges that the Company misled Luczak by allegedly refusing to perform under the Luczak Agreement, failing to inform Luczak of the Company's alleged acquisition of IGGT, and allegedly making representations that the assets of Paging Plus communication were part of the Company's and IGGT's "network."

The Company believes that the lawsuit has no merit against the Company and intends to vigorously defend itself. The Company was not a party to the Luczak
Agreement. Moreover, the complaint incorrectly alleges that the Company has acquired IGGT, even though the closing of the Share Exchange Agreement has not yet taken place. To the extent that the Company's liability in the lawsuit is based on such allegation, the lawsuit has no merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2005, the Company sold an aggregate of $620,000 in original principal amount of 8% Convertible Promissory Notes (the "Convertible Notes") due two years after the date thereof. The Convertible Notes are convertible at the option of their holders, at any time on or before their maturity, in whole or in part, into shares of the Company's common stock, the number of shares being determined by dividing the amount of the principal and interest that is to be converted by $0.50. The Convertible Notes were sold pursuant to an ongoing private offering of up to $2,000,000 in principal amount of convertible notes by the Company. The foregoing issuances were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the
"Securities Act"). The Convertible Notes were offered only to "accredited investors" as defined in Rule 501 of Regulation D promulgated under the Securities Act. Mercer Capital, Ltd. ("Mercer") was retained by the Company as the placement agent for the Offering. Pursuant to the Note Purchase Agreements, Mercer was paid a placement fee equal to $35,000 and a non-accountable expense allowance equal to $6,200.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 28, 2005, the Company received a written consent in lieu of a special meeting of stockholders from the holders of 2,293,224 of the issued and outstanding shares of the Company's common stock (representing approximately 90%). Such written consent authorized the Company to amend the Company's
Articles of Incorporation for the purpose of changing the Company's name to "Global General Technologies, Inc.". A definitive Information Statement relating to such written consent was filed with the Securities and Exchange Commission and mailed to the Company's stockholders on or about June 1, 2005.

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


                        Global General Technologies, Inc
                                  (Registrant)

DATE:      August 17, 2005


By:  /s/ Shmuel Shneibalg
Shmuel Shneibalg
President, Secretary, and Director
(Principal Executive and principal financial Officer)