Form 10QSB
period 2005-09-30
Global General Technologies, Inc.
filed 2005-11-21
CIK 1092455

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

               For the transition period from to_________________.

                         Commission file number 0-28417


                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (Formerly Knowledge Transfer Systems, Inc.)
                                      (Exact name of small business issuer as
                                             specified in its charter)

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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by Check Mark Whether the Registrant is a Shell Company
         (As Defined by Rule 12B-2 of the Exchange Act). Yes [X] No [ ]

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 8, 2005 6,547,869


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                    2005                2004
                                                                             ------------------- -------------------
                                      ASSETS
CURRENT ASSETS
     Cash                                                                     $         336,050            $      -
     Advance to GGT                                                                     480,000                   -
                                                                             ------------------- -------------------
     TOTAL CURRENT ASSETS                                                     $         816,050            $      -
                                                                             =================== ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                                   $         137,642   $          10,199
     Accrued expenses                                                                   159,000                   -
     Escrow advance                                                                     200,000             200,000
                                                                             ------------------- -------------------
     Total Current Liabilities                                                         496,642,             210,199

LONG-TERM LIABILITIES
     Convertible Notes Payable                                                        1,982,500                   -
     Debt Discount                                                                  (1,002,877)                   -
                                                                             ------------------- -------------------
     Total Liabilities                                                                  979,623             210,199
                                                                             ------------------- -------------------

STOCKHOLDERS' EQUITY
     Preferred stock - $0.001 par value;  10,000,000  shares authorized Series A convertible preferred stock; -0- shares
           issued and outstanding; $1.00 stated value                                         -                   -
        Series B convertible preferred stock; -0- shares
           issued and outstanding; $1,000.00 stated value                                     -                   -
     Common stock - $0.001 par value; 100,000,000
        shares authorized; 3,547,869 shares and 2,547,869
        shares outstanding                                                                3,547               2,547
     Additional paid-in capital                                                       8,873,216           7,627,716
     Notes receivable from stockholders                                               (600,000)           (600,000)
     Retained deficit                                                               (6,860,545)         (6,860,545)
     Deficit accumulated during development stage                                   (2,076,433)           (379,917)
                                                                             ------------------- -------------------
Total Stockholders' Equity                                                            (660,215)           (210,199)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $         816,050            $      -
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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              CUMULATIVE
                                                                                                                 FROM
                                                                                                             SEPTEMBER 15,
                                   (UNAUDITED)        (UNAUDITED)       (UNAUDITED)        (UNAUDITED)           2003
                                 FOR THE THREE      FOR THE THREE      FOR THE NINE        FOR THE NINE      INCEPTION OF
                                  MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       DEVELOPMENT
                                 SEPT 30, 2005      SEPT 30, 2004      SEPT 30, 2005      SEPT 30, 2004          STAGE
                               ------------------ ------------------ ----------------- ------------------- ------------------
Sales                          $               -  $               -  $              -  $                -  $               -

Operating Expenses                       545,205              4,690         1,464,493               7,422          1,844,410
                               ------------------ ------------------ ----------------- ------------------- ------------------

Income Before
Interest and
Taxes                                  (545,205)            (4,690)       (1,464,493)             (7,422)        (1,844,410)

Interest Expense                         156,400                  -           232,023                   -            232,023
                               ------------------ ------------------ ----------------- ------------------- ------------------

Income                               $ (701,605)        $   (4,690)      $(1,696,516)         $   (7,422)       $(2,076,433)
                               ================== ================== ================= =================== ==================

Eps                                   $   (0.27)         $   (0.02)        $   (0.66)         $    (0.03)
                               ================== ================== ================= ===================

weighted Average                       2,602,217            254,736         2,566,184             254,736
                               ================== ================== ================= ===================

















   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE
                                                          (UNAUDITED)         (UNAUDITED)            FROM
                                                            FOR THE             FOR THE          SEPTEMBER 15,
                                                          NINE MONTHS         NINE MONTHS            2003
                                                             ENDED               ENDED           INCEPTION OF
                                                            SEPT 30,            SEPT 30,          DEVELOPMENT
                                                              2005                2004               STAGE
                                                       ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $   (1,696,516)     $       (7,422)   $    (2,076,433)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Common stock issued for services                                   -                   -            252,255
     Interest expense from beneficial conversion                  173,623                   -            173,623
     Changes in Assets and Liabilities:
     Advances                                                   (480,000)                   -          (480,000)
     Trade accounts payable                                       127,443            (98,302)             55,105
     Accrued liabilities                                          159,000                   -            159,000
                                                       ------------------- ------------------- ------------------

     Net cash provided by (used in) operating                 (1,716,450)          (105,742)-        (1,916,450)
        Activities                                     ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contributed capital                                                -             105,742                  -
     Escrow advance                                                     -                   -            200,000
     Proceeds from notes payable                                2,052,500                   -          2,052,500
                                                       ------------------- ------------------- ------------------
     Net cash provided by (used in) financing                   2,052,500             105,742          2,252,500
        Activities                                     ------------------- ------------------- ------------------

Net Increase/(Decrease) In Cash                                   336,050                   -            336,050
Cash at Beginning of Period                                             -                   -                  -
                                                       ------------------- ------------------- ------------------
Cash at End of Period                                   $         336,050           $       -  $         336,050
                                                       =================== =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                     $       -           $       -          $       -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for services provided                  $       -           $       -   $        252,255
     Common stock issued for convertible notes                     70,000                                 70,000


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The unaudited financial statements as of September 30, 2005, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

BUSINESS CONDITION - The Company has an accumulated deficit as of September 30, 2005 and December 31, 2004 of $8,936,978 and $7,240,462, respectively. As of
September 30, 2005, the Company had working capital of $319,408. As of December 31, 2004, the Company had a working capital deficit of $210,199. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. Management believes these efforts will generate sufficient cash

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  PRINCIPLES
(Continued)

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

On October 12, 2004, the Company issued 2,293,224 shares of common stock with an estimated market value of $0.11 per share (based on the OTC quoted market price) for services pursuant to a Stock Purchase agreement which resulted in a change in control of the Company. Compensation expense of $252,255 has been recorded in connection with this transaction.

On September 26th 2005, we issued 1,000,000 shares of our Common Stock to the Holder pursuant to the conversion features of the $600,000 8% Convertible Note which allowed the Holder to convert debt in the aggregate amount of $70,000.00.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

On October 17th 2005, we issued 1,000,000 shares of our Common Stock to the Holder pursuant to the conversion features of the $600,000 8% Convertible Note which allowed the Holder to convert debt in the aggregate amount of $70,000.00.

On October 20th 2005, we issued 1,000,000 shares of our Common Stock to the Holder pursuant to the conversion features of the $600,000 8% Convertible Note which allowed the Holder to convert debt in the aggregate amount of $70,000.00.

On November 1st 2005, we issued 1,000,000 shares of our Common Stock to the Holder pursuant to the conversion features of the $600,000 8% Convertible Note which allowed the Holder to convert debt in the aggregate amount of $70,000.00.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

During the quarter ended March 31, 2005, the Company borrowed $600,000 from an unrelated third-party. The note is due in two years and carries an interest rate of 8% per annum. The Holder of the note may exchange, at its option, any of the amount over $10,000 of the principal face amount of the note then outstanding into shares of the Company's common stock. The number of shares to be received by the Holder shall be determined by dividing the dollar amount of the exchangeable debt by $0.075. No interest shall be paid on principal balances which are reduced by exchanges. As of April 4, 2005, the note is convertible. On that date, the market price of the Company's common stock was $0.25 per share for an intrinsic value of $0.175 per share. The intrinsic value of the beneficial conversion feature has been calculated at $600,000 and will be amortized over the 2 year term of the debt as interest expense. Interest expense of $141,626 has been recorded as of September 30, 2005.

On each of September 26th and October 17th 2005, we issued 1,000,000 shares of our Common Stock to the Holder pursuant to the conversion features of the $600,000 8% Convertible Note which allowed the Holder to convert debt in the aggregate amount of $140,000.00. On each of October 20th and November 1st, 2005 we issued 1,000,000 and 1,000,000 shares pursuant to the conversion feature to convert debt in the aggregate amount of $140,000.

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

During the quarter ended September 30, 2005, the Company borrowed $832,500 from various unrelated third-party investors. The Notes are due in two years and carry an interest rate of 8% per annum. . The holder of the notes may exchange, at their option, any of the amount over $10,000 of the principal face amount of the note then outstanding into shares of the Company's common stock. The number of shares to be received by the holder shall be determined by dividing the dollar amount of the exchangeable debt by $0.50. The conversion price of the note was less than the market value of the Company's common stock on the date of the issuance. The intrinsic value of the beneficial conversion feature has been calculated at $576,500 and will be amortized over the 2 year term of the debt as interest expense. Interest expense of $32,494 has been recorded as of September 30, 2005.

NOTE 6 - ADVANCES

The company has advanced $480,000 to Global General Technologies, Inc. (California). In March 4, 2004, The Company and Global General Technologies, Inc. (California) entered into a Share Exchange Agreement, pursuant to which the Company agreed to acquire all of the outstanding shares of GGT in exchange for the issuance of a specified number of the Company's shares of common stock, such transaction has not yet closed.

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

PLAN OF OPERATION

During the three months ended September 30, 2005 and 2004, the Company had no business operations or revenues. Going forward, the Company is proceeding with its planned acquisition of Global General Technologies Inc., a company involved in the homeland security industry, with respect to computer software and hardware that is used by businesses in the oil industry to protect oil pipelines from terrorist attacks. On February 25, 2005, the Company entered into a Share Exchange Agreement, pursuant to which it will acquire all of the outstanding shares of Global General Technologies Inc. by issuing shares of the Company's common stock to the shareholders of Global General Technologies Inc. in exchange for their shares of the common stock of Global General Technologies Inc.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had an accumulated deficit as of September 30, 2005 and December 31, 2004 of $8,936,978 and $7,240,462, respectively. As of September 30, 2005 and December 31, 2004, the Company had working capital of $319,408 and a deficit of $210,199, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company had no revenues during the nine months ended September 30, 2005 and 2004 because it had no business operations during such periods. Operating expenses increased by $1,457,071, from $7,422 for the nine months ended September 30, 2004 to $1,464,493 for the nine months ended September 30, 2005. Such expenses for the nine months ended September 30, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005. Interest expense was $232,023 relating to the Convertible Debt that the Company raised during the period. The Company paid Mercer Group commissions during the three months ended September 30, 2005 $140,248 and commissions paid for the nine months then ended $229,948.

The Company paid interest expense for the three months ended September 30, 2005 of $156,400 and $232,023 for the nine months ended September 30, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The Company had no revenues during the three months ended September 30, 2005 and 2004 because it had no business operations during such fiscal years. Operating expenses increased by $540,515, from $4,690 for the three months ended September 30, 2004 to $545,205 for the three months ended September 30, 2005. Such expenses for the three months ended September 30, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005. Interest expense was $156,400 relating to the Convertible Debt that the Company raised during the period.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 19, 2005, after a Hearing with notice to, and an opportunity to be heard from, interested parties, the Dade County, Florida Circuit Court, entered an Order declaring that the shares of our Common Stock which we planned to issue to Greene Spring Company ("Green Spring"), a creditor, would be exempt from the registration requirements of Section 5 of the Securities Act by virtue of
Section 3 (a) (10) of the Act. The proceeding was initiated in August of 2005 between us and Greene Spring, which had claims against us in excess of $1,452,500, and we asked the Court to declare that the plan by means of which we proposed to settle Greene Springs's claim against us by issuing shares of our Common Stock to Greene Spring in exchange for those claims was fair. In so doing, the Court specifically found that, prior to entering its Judgment, we had advised the Court that in order for it to enter such a Judgment, it would have to find that the transaction pursuant to which we planned to issue shares of our Common Stock to Greene Spring would be fair to Greene Spring, and the Court also specifically found that, prior to entering its Judgment, we had also advised the Court that, when issuing shares of our Common Stock to Greene Spring, we would be relying on the exemption from the registration requirements of Section 5 of the Securities Act set forth in Section 3 (a) (10) of the Act.

The Company and Global General Technologies, Inc. ("GTT"), a California corporation which was formerly known as Global General Technologies, Inc., were sued by Thomas W. Luczak dba Paging Plus Communications ("Luczak") in the Superior Court of the State of California, County of Los Angeles on June 20, 2005.

Luczak's complaint alleges that GGT and Luczak entered into an Asset Purchase Agreement (the "Luczak Agreement") on February 8, 2005, whereby GGT agreed to purchase from Luczak certain assets in his business known as Paging Plus Communications. The complaint further alleges that IGGT breached the Luczak Agreement and has failed to pay to Luczak the purchase price due under the Luczak Agreement, which consists of certain payments totaling $800,000 and the issuance to Luczak of 250,000 shares of the common stock of GGT. Luczak is seeking specific performance of the Luczak Agreement, or, in the alternative, damages in the amount of $925,000 plus attorney's fees and court costs.

The Company is alleged to be liable on the basis of an incorrect allegation that the Company has acquired GGT. Although on March 4, 2005, the Company and GGT entered into a Share Exchange Agreement, pursuant to which the Company agreed to acquire all of the outstanding shares of GGT in exchange for the issuance of a specified number of the Company's shares of common stock, such transaction has not yet closed. Out of the five separate causes of action set forth in the complaint, only a cause of action for intentional/ negligent misrepresentation is directed against the Company. In such cause of action, Luczak alleges that the Company misled Luczak by allegedly refusing to perform under the Luczak Agreement, failing to inform Luczak of the Company's alleged acquisition of GGT, and allegedly making representations that the assets of Paging Plus communication were part of the Company's and GGT's "network."

The Company believes that the lawsuit has no merit against the Company and intends to vigorously defend itself. The Company was not a party to the Luczak
Agreement. Moreover, the complaint incorrectly alleges that the Company has acquired GGT, even though the closing of the Share Exchange Agreement has not yet taken place. To the extent that the Company's liability in the lawsuit is based on such allegation, the lawsuit has no merit. The suit was dismissed without prejudice on September 12, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2005, the Company sold an aggregate of $620,000 in original principal amount of 8% Convertible Promissory Notes (the "Convertible Notes") due two years after the date thereof. The Convertible Notes are convertible at the option of their holders, at any time on or before their maturity, in whole or in part, into shares of the Company's common stock, the number of shares being determined by dividing the amount of the principal and interest that is to be converted by $0.50. The Convertible Notes were sold pursuant to an ongoing private offering of up to $2,000,000 in principal amount of convertible notes by the Company. The offer and sale of the Convertible Notes was made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were offered only to "accredited investors" as defined in Rule 501 of Regulation D promulgated under the Securities Act. Mercer Capital, Ltd. ("Mercer") was retained by the Company as the placement agent for the Offering. Mercer was paid a placement fee equal to $35,000 and a non-accountable expense allowance equal to $6,200.

In July and August of 2005, the Company sold an additional $832,500 in original principal amount of the Convertible Notes. The offer and sale of the Convertible Notes was made in reliance on Rule 506 of Regulation D promulgated under the

Securities Act. The Convertible Notes were offered only to "accredited investors" as defined in Rule 501 of Regulation D promulgated under the Securities Act. A total of $1,452,500 of the $2,000,000 8% Convertible Promissory Note offering had been completed during the period. Mercer was paid an additional placement fee of $83,250 and a non-accountable expense allowance equal to $8,325 in connection with the $832,500 Convertible Notes.

On each of September 26th and October 17th 2005, we issued 1,000,000 shares of our Common Stock to the Holder pursuant to the conversion features of the $600,000 8% Convertible Note which allowed the Holder to convert debt in the aggregate amount of $140,000.00. On each of October 20th and November 1st, 2005 we issued 1,000,000 and 1,000,000 shares pursuant to the conversion feature to convert debt in the aggregate amount of $140,000. The foregoing issuances were made in reliance on Section 3 (a) (10) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A definitive Information Statement relating to a written consent in lieu of a special meeting of stockholders received from the holders of 2,293,224 of the issued and outstanding shares of the Company's common stock (representing approximately 90% at said time) which authorized the Company to amend the Company's Articles of Incorporation for the purpose of changing the Company's name to "Global General Technologies, Inc." was filed with the Securities and Exchange Commission and mailed to the Company's stockholders on or about June 1, 2005. On July 5, 2005, the amendment to the Company's Articles was filed with the Secretary of State of the State of Nevada to change the name of the Company.

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

DATE:      November 21, 2005


By:  /s/ Shmuel Shneibalg
Shmuel Shneibalg
President, Secretary, and Director
(Principal Executive and principal financial Officer)