Form 10KSB/A
period 2004-12-31
Global General Technologies, Inc.
filed 2005-12-01
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


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

         Documents Incorporated By Reference:  None

         Transitional Small Business Issuer Disclosure Format (check one):
 Yes [] No [ X ].




                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). Our financial position and results of operations for the periods presented have been restated from the financial position and results of operations originally reported to record $249,962 in additional compensation expense from the issuance of common stock for services.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 13, 2005, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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


On October 12, 2004, Shmuel Shneibalg and Steven W. Bingaman purchased an aggregate of 2,293,224 shares of common stock of the Company pursuant to a Stock Purchase Agreement dated as of May 21, 2004. Such shares represented approximately 90% of the outstanding shares of common stock of the Company. In consideration for such shares, Messrs. Shneibalg and Bingaman agreed to raise sufficient capital to pay the debts of the Company, which approximated to $150,000. In connection with the issuance of these shares the Company has recorded compensation expense of $252,255.


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

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company's common stock has been traded on the Over the Counter Bulletin Board ("OTCBB") sponsored by the National Association of Securities Dealers, Inc. under the symbol KTSY.OB. The following table sets forth the range of quarterly high and low closing bids of the common stock as reported on http://finance.yahoo.com during the fiscal years ending December 31, 2003 and December 31, 2004:

 ----------------------------------------------------------------------
        Financial Quarter                   Bid Information*
 ----------------------------------------------------------------------
 Fiscal Year       Quarter            High Bid           Low Bid
 ----------------------------------------------------------------------
 2004        Fourth Quarter       $0.25            $0.11
 ----------------------------------------------------------------------
             Third Quarter        $2.00            $0
 ----------------------------------------------------------------------
             Second Quarter       $0.01            $0.01
 ----------------------------------------------------------------------
             First Quarter        $0.02            $0.01
 ----------------------------------------------------------------------
 2003        Fourth Quarter       $0.03            $0
 ----------------------------------------------------------------------
             Third Quarter        $0.01            $0.00
 ----------------------------------------------------------------------
             Second Quarter       $0.01            $0.002
 ----------------------------------------------------------------------
             First Quarter        $0.014           $0.001
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

Financial Condition and Results of Operations

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003


The Company had an accumulated deficit as of December 31, 2004 and 2003 of $7,240,462 and $8,286,929, respectively. As of December 31, 2004 and 2003, the
Company had a working capital deficit of $210,199 and $108,302, respectively.

The Company had no revenues during the fiscal years ended December 31, 2004 and 2003 because it had no business operations during such fiscal years. Total expenses increased by $82,259, to $356,069 for the twelve months ended December 31, 2004. Such expenses consisted of compensation expense from stock issued for services of $252,255 with the remaining amounts due primarily to accounting and legal expenses.



Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7.   FINANCIAL STATEMENTS


                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                              FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 2004 AND 2003

                        GLOBAL GENERAL TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants...................................F - 1

Balance Sheets  - December 31, 2004 and 2003..............................................................F - 3

Statements of Operations for the Years Ended December 31, 2004 and 2003,
     and the Cumulative Period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2004.................................................................................F - 4

Statements of Stockholders' Equity for the Period From
     June 1, 2000 (inception) to December 31, 2004........................................................F - 5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
     and the Cumulative Period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2004.................................................................................F - 8

Notes to the Financial Statements.........................................................................F - 9


                           --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
 Global General Technologies, Inc..
  (Formerly Knowledge Transfer Systems, Inc.)
  (A Development Stage Company)

         We have audited the accompanying balance sheet of Global General Technologies, Inc. (Fomerly Knowledge Transfer Systems, Inc.) (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended December 31, 2004 and 2003 and the cumulative period from September 15, 2003 (inception of development stage) to December 31, 2004, and the statement of stockholders' equity from June 1, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global General Technologies, Inc. (Formerly Knowledge Transfer Systems, Inc.) (a development stage company) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note 6 to the financial statements, the Company's December 31, 2004 operating expenses previously reported as $106,107 have been changed to $356,069, due to a change in estimate. This change was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this change.




                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah

April 11, 2005, except for Note 6, as to which the date is October 15, 2005

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               (RESTATED)
                                                                                DECEMBER 31,        DECEMBER 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
                                      ASSETS
CURRENT ASSETS                                                               $                -  $                -
                                                                             ------------------  ------------------

     TOTAL CURRENT ASSETS                                                                     -                   -
                                                                             ------------------  ------------------

NET ASSETS OF DISCONTINUED OPERATIONS                                                         -              51,664
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $                -  $           51,664
                                                                             ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     TRADE ACCOUNTS PAYABLE                                                  $           10,199  $          108,302
     ESCROW ADVANCE                                                                     200,000                   -
                                                                             ------------------  ------------------

     TOTAL CURRENT LIABILITIES                                                          210,199             108,302
                                                                             ------------------  ------------------

NET LIABILITIES OF DISCONTINUED OPERATIONS                                                    -           1,452,283
                                                                             ------------------  ------------------

     TOTAL LIABILITIES                                                                  210,199           1,560,585
                                                                             ------------------  ------------------


STOCKHOLDERS' EQUITY
     PREFERRED STOCK - $0.001 PAR VALUE; 10,000,000 SHARES AUTHORIZED
        SERIES A CONVERTIBLE PREFERRED STOCK; -0- SHARES
           ISSUED AND OUTSTANDING; $1.00 STATED VALUE                                         -                   -
        SERIES B CONVERTIBLE PREFERRED STOCK; -0- SHARES
           ISSUED AND OUTSTANDING; $1,000.00 STATED VALUE                                     -                   -
     COMMON STOCK - $0.001 PAR VALUE; 100,000,000
        SHARES AUTHORIZED; 2,547,869 SHARES AND 254,645
        SHARES OUTSTANDING                                                                2,547                 254
     ADDITIONAL PAID-IN CAPITAL                                                       7,627,716           7,377,754
     NOTES RECEIVABLE FROM STOCKHOLDERS                                                (600,000)           (600,000)
     RETAINED DEFICIT                                                                (6,860,545)         (8,263,081)
     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                      (379,917)            (23,848)
                                                                             ------------------  ------------------
Total Stockholders' Equity                                                             (210,199)         (1,508,921)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $                -  $           51,664
                                                                             ==================  ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                                                                                    (RESTATED)
                                                                                                    CUMULATIVE
                                                            (RESTATED)                                 FROM
                                                                                                  SEPTEMBER 15,
                                                             FOR THE             FOR THE               2003
                                                           YEAR ENDED           YEAR ENDED         INCEPTION OF
                                                           DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                               2004                2003               STAGE
                                                        ------------------  ------------------  ------------------
SALES                                                   $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES                                                 356,069              23,848             379,917
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (356,069)            (23,848)           (379,917)
                                                        ------------------  ------------------  ------------------

DISCONTINUED OPERATIONS
     INCOME (LOSS) FROM OPERATIONS OF KT SOLUTIONS
       TO BE DISPOSED, NET OF TAX EFFECTS OF $0                          -             (97,575)                  -
     GAIN (LOSS) ON DISPOSAL OF DISCONTINUED
        OPERATIONS                                               1,402,536                   -                   -
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       1,402,536             (97,575)                  -
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $        1,046,467  $         (121,423) $         (379,917)
                                                        ==================  ==================  ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
NET INCOME (LOSS) FROM CONTINUING OPERATIONS            $           (0.47)  $           (0.09)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS          $             1.84  $           (0.38)
                                                        ------------------  ------------------

NET INCOME (LOSS)                                       $             1.37  $           (0.47)
                                                        ==================  ==================

Weighted Average Number of Common
  Shares Used in Per Share Calculation                             763,554             256,481
                                                        ==================  ==================





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                   CUMULATIVE
                                                                                                                      FROM
                                                                                                                   SEPTEMBER 15,
                                                                                          Notes                       2003
                                                                            ADDITIONAL  Receivable                 INCEPTION OF
                                       PREFERRED STOCK    COMMON STOCK        PAID-IN     FROM        RETAINED      DEVELOPMENT
                                         ------------- ------------------
                                         SHARES AMOUNT    SHARES   AMOUNT     CAPITAL  STOCKHOLDERS    DEFICIT         STAGE
                                         ------ ------ ---------- --------  ---------- ------------  ----------- ------------------
STOCK ISSUED FOR NET ASSETS                   - $    -    166,237 $    166  $3,583,834 $          -  $         - $                -
   ACQUIRED, JUNE 1, 2000
EXPENSES PAID BY SHAREHOLDER                  -      -        728        1     231,295            -            -                  -
CASH CONTRIBUTED BY SHAREHOLDER               -      -        626        1     198,999            -            -                  -
NOTES PAYABLE AND ACCRUED INTEREST
   ASSUMED BY SHAREHOLDER                     -      -        624        1     198,400            -            -                  -
NET LOSS FOR THE PERIOD                       -      -          -        -           -            -   (1,177,091)                 -
                                         ------ ------ ---------- --------  ---------- ------------  ----------- ------------------

BALANCE - DECEMBER 31, 2000                   -      -    168,215      169   4,212,528            -   (1,177,091)                 -
EXPENSES PAID BY SHAREHOLDER                  -      -      1,097        1     348,621            -            -                  -
ACCOUNTS PAYABLE AND INTEREST PAID
   BY SHAREHOLDER                             -      -      1,725        2     548,012            -            -                  -
ASSUMPTION OF NOTE PAYABLE
   FROM SHAREHOLDER                           -      -        (78)       -     (25,000)           -            -                  -
SHARES ISSUED FOR SERVICES                    -      -      8,000        8     199,992            -            -                  -
SHARES ISSUED FOR NOTES RECEIVABLE
   FROM STOCKHOLDERS, $.05 PER SHARE          -      -     46,100       46   1,152,454   (1,042,500)           -                  -
SHARES ISSUED FOR NOTES RECEIVABLE
   FROM STOCKHOLDERS, $.10 PER SHARE          -      -      5,030        5     251,495     (181,500)           -                  -
SERVICES RECEIVED IN SATISFACTION OF
   NOTES RECEIVABLE FROM STOCKHOLDERS         -      -          -        -           -      360,000            -                  -
ACQUISITION OF GOTHINK!.COM                   -      -        496        -           -            -            -                  -
PRIVATE PLACEMENT OFFERING FOR CASH           -      -      1,680        2     209,998            -            -                  -
FOREIGN PRIVATE PLACEMENT OFFERING
   FOR CASH                                   -      -        473        -      21,570            -            -                  -
CANCELLATION OF COMMON STOCK AND
   RELATED NOTE RECEIVABLE                    -      -         (5)       -        (250)         250            -                  -
CASH RECEIVED ON NOTES RECEIVABLE
   FROM STOCKHOLDERS                          -      -          -        -           -       75,000            -                  -

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                                     Cumulative
                                                                                                                       From
                                                                                                                    September 15,
                                                                                          Notes                        2003
                                                                           ADDITIONAL   Receivable                   Inception of
                                          PREFERRED STOCK    COMMON STOCK    PAID-IN      FROM       ACCUMULATED     Development
                                         ------------------ --------------
                                           SHARES   AMOUNT   SHARES AMOUNT   CAPITAL   STOCKHOLDERS    DEFICIT          Stage
                                         -------- --------- ------- ------  ---------- ------------  ----------- ------------------
Net loss for the year                           - $       -       - $    -  $        - $          -  $(3,385,139)$                -
                                         -------- --------- ------- ------  ---------- ------------  ----------- ------------------

BALANCE - DECEMBER 31, 2001                     -         - 232,733    233   6,919,420     (788,750)  (4,562,230)                 -
ISSUANCE OF COMMON STOCK                        -         -  18,112     18     311,687            -            -                  -
ISSUANCE OF COMMON STOCK FOR
   SERVICES PROVIDED                            -         -   6,100      6     113,494            -            -                  -
CANCELLATION OF COMMON STOCK
   AND RELATED NOTE RECEIVABLE                  -         -    (500)    (1)    (24,999)      25,000            -                  -
ISSUANCE OF SERIES A PREFERRED
   STOCK FOR SOFTWARE                     875,000   875,000       -      -           -            -            -                  -
CANCELLATION OF NOTE RECEIVABLE
   FROM SHAREHOLDERS                            -         -       -      -    (163,750)     163,750            -                  -
NET INCOME (LOSS) FOR YEAR                      -         -       -      -           -            -   (3,603,276)                 -
                                         -------- --------- ------- ------  ---------- ------------  ----------- ------------------

BALANCE - DECEMBER 31, 2002               875,000   875,000 256,445    256   7,155,852     (600,000)  (8,165,506)                 -
ISSUANCE OF COMMON STOCK FOR
   SERVICES PROVIDED                            -         -   2,000      2       1,998            -            -                  -
CANCELLATION OF COMMON STOCK
   FOR CAPITALIZED SOFTWARE                     -         -  (3,800)    (4)     (7,596)           -            -                  -
CANCELLATION OF PREFERRED STOCK
   FOR CONTENT LICENSE AND
   RESALE AGREEMENT                      (875,000) (875,000)      -      -           -            -            -                  -
CAPITAL CONTRIBUTED BY SHAREHOLDER              -         -       -      -     227,500            -            -                  -
NET INCOME (LOSS) FOR YEAR                      -         -       -      -           -            -      (97,575)           (23,848)
                                         -------- --------- ------- ------  ---------- ------------  ----------- ------------------

BALANCE - DECEMBER 31, 2003                     -         - 254,645    254   7,377,754     (600,000)  (8,263,081)           (23,848)

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                     Cumulative
                                                                                                                       From
                                                                                                                    September 15,
                                                                                         Notes                          2003
                                                                           ADDITIONAL  Receivable                   Inception of
                                         PREFERRED STOCK   COMMON STOCK      PAID-IN      FROM        ACCUMULATED    Development
                                         --------------- ----------------
                                         SHARES  AMOUNT    SHARES   AMOUNT   CAPITAL   STOCKHOLDERS     DEFICIT        Stage
                                         ------ -------- --------- -------  ---------- ------------  ------------ -----------------

SHARES ISSUED FOR SERVICES                    -        - 2,293,224   2,293     249,962            -             -                 -
NET INCOME (LOSS) FOR YEAR                    -        -         -       -           -            -     1,402,536          (356,069)
                                         ------ -------- --------- -------  ---------- ------------  ------------ -----------------

BALANCE - DECEMBER 31, 2004
(RESTATED)                                    - $      - 2,547,869 $ 2,547  $7,627,716 $   (600,000) $ (6,860,545)$        (379,917)
                                         ====== ======== ========= =======  ========== ============  ============ =================




















   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                  (Restated)
                                                                                                  CUMULATIVE
                                                           (Restated)                                FROM
                                                                                                 SEPTEMBER 15,
                                                            FOR THE             FOR THE              2003
                                                           YEAR ENDED          YEAR ENDED        INCEPTION OF
                                                          DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                              2004                2003               STAGE
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                          $        1,046,467  $         (121,423) $        (379,917)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        USED IN OPERATING ACTIVITIES:
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                   -                  -
     COMMON STOCK ISSUED FOR SERVICES                             252,255                                252,255
     NET LOSS FROM DISCONTINUED OPERATIONS                              -              97,575                  -
     (GAIN) LOSS FROM DISPOSAL OF DISCONTINUED
        OPERATIONS                                             (1,402,536)                  -                  -
     CHANGES IN ASSETS AND LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                       (96,186)             23,848            (72,338)
                                                       ------------------  ------------------  -----------------

     NET CASH PROVIDED BY (USED IN) CONTINUING                   (200,000)                  -           (200,000)
        ACTIVITIES
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) DISCONTINUED                        -             (15,976)                 -
                                                       ------------------  ------------------  -----------------
        ACTIVITIES
     NET CASH PROVIDED BY (USED IN) OPERATING                    (200,000)            (15,976)          (200,000)
                                                       ------------------  ------------------  -----------------
        ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
     ESCROW ADVANCE                                               200,000                   -            200,000
     NET CASH FROM DISCONTINUED ACTIVITIES                              -              15,976                  -
                                                       ------------------  ------------------  -----------------
     NET CASH PROVIDED BY (USED IN) FINANCING                     200,000              15,976            200,000
                                                       ------------------  ------------------  -----------------
        ACTIVITIES

NET INCREASE/(DECREASE) IN CASH                                         -                   -                  -
CASH AT BEGINNING OF PERIOD                                             -                   -                  -
                                                       ------------------  ------------------  -----------------
CASH AT END OF PERIOD                                  $                -  $                -  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     CASH PAID FOR INTEREST                            $                -  $           14,388  $               -
                                                       ==================  ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     COMMON STOCK ISSUED FOR SERVICES PROVIDED         $          252,255  $            2,000  $         252,255
     CANCELLATION OF COMMON STOCK FOR CONTENT
        LICENSE AGREEMENT                                               -              (7,600)                 -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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


BUSINESS CONDITION - The Company has an accumulated deficit as of December 31, 2004 and 2003 of $7,240,462 and $8,286,929, respectively. As of December 31,
2004 and 2003, the Company had a working capital deficit of $210,199 and $108,302, and the Company's wholly owned subsidiary, KT Solutions, Inc., has filed chapter 7 bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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
                                                        ==================  =================

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2004, the advance of $200,000 is a current liability of the Company.


NOTE 6 - RESTATMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated our balance sheet at December 31, 2004, and statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement is the result of a change in the estimated market value of 2,293,224 shares issued for services. The services were originally recorded at par value of the shares issued ($2,293). The value of the services have been restated to $.11 per share ($252,255). The impact of the restatement on the net income is a reduction of $249,962, from $1,296,429 to $ 1,046,467 net of tax for the year ended December 31, 2004 and a resulting decrease in earnings per share of $.33, from $1.70 to $1.37.

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

------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                      ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                      -------------------------------  -----------------------------------------------
                                                       AWARDS                  PAYOUTS
                                                       ----------------------  --------
                                                                   SECURITIES
                                                                   UNDER-
NAME AND    FISCAL                                     RESTRICTED  LYING                 ALL OTHER
PRINCIPAL   YEAR                        OTHER ANNUAL   STOCK       OPTIONS/    LTIP      COMPEN-
POSITION    COVERED   SALARY    BONUS   COMPENSATION   AWARD(S)    SARS        PAYOUTS   SATION
                      ($)       ($)     ($)            ($)         (#)         ($)       ($)

(A)         (B)       (C)       (D)     (E)            (F)         (G)         (H)        (I)
------------------------------------------------------------------------------------------------------
Shmuel      2004*     0         0       0              0           0           0          0
Shneibalg
------------------------------------------------------------------------------------------------------
Steven    K.2004**    0         0       0              0           0           0          0
Burke       2003      0         0       0              0           0           0          0
            2002      0         0       0              0           0           0          0
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

                                    GLOBAL GENERAL TECHNOLOGIES, INC.

Dated: November 28, 2005            By: /s/ Shmuel Shneibalg
                                       --------------------

                                    Name: Shmuel Shneibalg
                                    Title: President, Secretary, and Director