Form 10QSB/A
period 2005-06-30
Global General Technologies, Inc.
filed 2005-12-01
CIK 1092455

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

                For the transition period from________to________

                         Commission file number 0-28417
            --------------------------------------------------------

                        GLOBAL GENERAL TECHNOLOGIES, Inc.
                       ----------------------------------
                   (Formerly Knowledge Transfer Systems, Inc.)
                           --------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 12, 2005 2,547,869


         Transitional Small Business Disclosure Format (check one).
Yes [];  No [X]






                                Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). Our financial position and results of operations for the periods presented have been restated from the financial position and results of operations originally reported to record $548,377 in debt discount on the balance sheet as of June 30, 2005 and to reduce interest expense by $548,377.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 18, 2005, the filing date of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

1
1

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                 (RESTATED)
                                                                                (UNAUDITED)
                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2005                2004
                                      ASSETS
CURRENT ASSETS
     CASH                                                                              $217,395            $      -
     ADVANCE TO GGT                                                                     180,000                   -
                                                                             ------------------- -------------------
     TOTAL CURRENT ASSETS                                                              $397,395            $      -
                                                                             =================== ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                                             $68,582             $10,199
     Accrued expenses                                                                    62,300                   -
     Escrow advance                                                                     200,000             200,000
                                                                             ------------------- -------------------
     Total Current Liabilities                                                          330,882             210,199

Long-Term Liabilities
     Convertible Notes Payable                                                        1,220,000                   -
     Debt Discount                                                                    (548,377)                   -
                                                                             ------------------- -------------------

     Total Liabilities                                                                1,002,505             210,199
                                                                             ------------------- -------------------

Stockholders' Equity
     Preferred stock - $0.001 par value;  10,000,000  shares authorized Series A convertible preferred stock; -0- shares
           issued and outstanding; $1.00 stated value                                         -                   -
        Series B convertible preferred stock; -0- shares
           issued and outstanding; $1,000.00 stated value                                     -                   -
     Common stock - $0.001 par value; 100,000,000
        shares authorized; 2,547,869 shares and 2,547,869
        shares outstanding                                                                2,547               2,547
     Additional paid-in capital                                                       8,227,716           7,627,716
     Notes receivable from stockholders                                               (600,000)           (600,000)
     Retained deficit                                                               (6,860,545)         (6,860,545)
     Deficit accumulated during development stage                                   (1,374,828)           (379,917)
                                                                             ------------------- -------------------
Total Stockholders' Equity                                                            (605,110)           (210,199)
                                                                             ------------------- -------------------

Total Liabilities and Stockholders' Equity                                             $397,395            $      -
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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                   SEPTEMBER 15,
                                                                                                       2003
                             FOR THE THREE    FOR THE THREE      FOR THE SIX      FOR THE SIX      INCEPTION OF
                             MONTHS ENDED      MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      DEVELOPMENT
                             JUNE 30, 2005    JUNE 30, 2004     JUNE 30, 2005    JUNE 30, 2004         STAGE

Sales................

Operating Expenses...       $       343,421  $          2,203  $       919,288  $          2,732  $     1,299,205
                            ---------------- ----------------- ---------------- ----------------- ----------------

Income Before
Interest and Taxes...              (343,421)           (2,203)        (919,288)           (2,732)      (1,299,205)
                            ---------------- ----------------- ---------------- ----------------- ----------------

Interest Expense.....                75,623                 0           75,623                 0           75,623
                            ---------------- ----------------- ---------------- ----------------- ----------------

Income...............       $      (419,044) $         (2,203) $      (994,911) $         (2,732)      (1,374,828)
                            ================ ================= ================ ================= ================

Eps..................       $         (0.17) $          (0.01) $         (0.40) $          (0.01)
                            ================ ================= ================ =================

weighted Average                  2,547,869           254,736        2,547,869           254,736
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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                            FOR THE             FOR THE          SEPTEMBER 15,
                                                           SIX MONTHS          SIX MONTHS            2003
                                                             ENDED               ENDED           INCEPTION OF
                                                            JUNE 30,            JUNE 30,          DEVELOPMENT
                                                              2005                2004               STAGE
                                                       ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(994,911)            $(2,732)       $(1,374,828)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Common stock issued for services                                   -                   -            252,255
     Interest expense from beneficial conversion                   51,623                   -             51,623
     Changes in Assets and Liabilities:
     Advances                                                   (180,000)                   -          (180,000)
     Trade accounts payable                                        58,383               2,732           (13,955)
     Accrued liabilities                                           62,300                   -             62,300
                                                       ------------------- ------------------- ------------------

     Net cash provided by (used in) operating activities       (1,002,605)                   -        (1,202,605)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Escrow advance                                                     -                   -            200,000
     Proceeds from notes payable                                1,220,000                   -          1,220,000
                                                       ------------------- ------------------- ------------------
     Net cash provided by (used in) financing activities        1,220,000                   -          1,420,000
                                                       ------------------- ------------------- ------------------

     Net Increase/(Decrease) In Cash                              217,395                   -            217,395
     Cash at Beginning of Period                                        -                   -                  -
                                                       ------------------- ------------------- ------------------
     Cash at End of Period                                       $217,395           $       -           $217,395
                                                       =================== =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                     $       -           $       -          $       -
                                                       =================== =================== ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued for services provided                  $       -           $       -           $252,255







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


BUSINESS CONDITION - The Company has an accumulated deficit as of June 30, 2005 and December 31, 2004 of $8,235,373 and $7,240,462, respectively. As of June 30, 2005, the Company had working capital of $66,513. As of December 31, 2004, the Company had a working capital deficit of $210,199. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 5 - NOTES PAYABLE


During the quarter ended March 31, 2005, the Company borrowed $600,000 from an unrelated third-party. The note is due in two years and carries an interest rate of 8% per annum. The Holder of the note may exchange, at its option, any of the amount over $10,000 of the principal face amount of the note then outstanding into shares of the Company's common stock. The number of shares to be received by the Holder shall be determined by dividing the dollar amount of the exchangeable debt by $0.075. No interest shall be paid on principal balances which are reduced by exchanges. As of April 4, 2005, the note is convertible. On that date, the market price of the Company's common stock was $0.25 per share for an intrinsic value of $0.175 per share. The intrinsic value of the beneficial conversion feature has been calculated at $600,000 and will be amortized over the 2 year term of the debt as interest expense. Interest expense of $51,623 has been recorded as of June 30, 2005.


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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company had an accumulated deficit as of June 30, 2005 and December 31, 2004 of $8,235,373 and $7,240,462, respectively. As of June 30, 2005 and December 31, 2004, the Company had working capital of $66,513 and a deficit of $210,199, respectively.


SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004


The Company had no revenues during the six months ended June 30, 2005 and 2004 because it had no business operations during such periods. Operating expenses increased by $916,556, from $2,732 for the six months ended June 30, 2004 to $919,288 for the six months ended June 30, 2005. Such expenses for the six months ended June 30, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005. Interest expense was $75,623 relating to the Convertible Debt that the Company raised during the period.


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004


The Company had no revenues during the three months ended June 30, 2005 and 2004 because it had no business operations during such fiscal years. Operating expenses increased by $341,218, from $2,203 for the three months ended June 30, 2004 to $343,421 for the three months ended June 30, 2005. Such expenses for the three months ended June 30, 2005 consisted of accounting, legal and consulting expenses related to the Share Exchange Agreement entered into in February 2005. Interest expense was $75,623 relating to the Convertible Debt that the Company raised during the period.


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




1
1
                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Global General Technologies, Inc
                                  (Registrant)

DATE:      November 28, 2005


By:  /s/ Shmuel Shneibalg
Shmuel Shneibalg
President, Secretary, and Director
(Principal Executive and principal financial Officer)