Form 10KSB
period 2005-12-31
Global General Technologies, Inc.
filed 2006-03-31
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________.

                        Commission File Number: 000-28417

                        GLOBAL GENERAL TECHNOLOGIES, INC.
              ----------------------------------------------------
               (Exact name of company as specified in its charter)


                   Nevada                           76-0599457
      (State or other jurisdiction of     (IRS Employer Identification No.)
               incorporation)

              201 South Biscayne Boulevard, 28th Floor Miami Center
                              Miami, Florida 33131
                    (Address of principal executive offices)

                                 1-800-936-3204
                     (Company's telephone number, including
                                   area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X ] No

The issuer's revenues for its most recent fiscal year were $ 0.00
                                                             ----

Based on the closing sales price of the Common Stock on March 30, 2006, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006 (a date within the past 60 days) was $8,123,098.10.

The number of shares outstanding of the issuer's class of common stock outstanding as of March 30, 2006 is 14,790,298.

Documents Incorporated By Reference:        None

Transitional Small Business Issuer Disclosure Format (check one):Yes [ ] No [X].

                                      INDEX

                                                                                                                PAGE
PART I
    Item 1.         Description of Business......................................................................  5
    Item 2.         Description of Property......................................................................  9
    Item 3.         Legal Proceedings............................................................................  9
    Item 4.         Submission of Matters to a Vote of Security Holders.......................................... 10

PART II
    Item 5.         Market for Common Equity and Related Stockholder Matters..................................... 10
    Item 6.         Management's Discussion and Analysis or Plan of Operation.................................... 12
    Item 7.         Financial Statements......................................................................... 14
    Item 8.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........
                                                                                                                  14
    Item 8A.        Controls and Procedures...................................................................... 14
    Item 8B.        Other Information............................................................................ 15

PART III
    Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                    16(a) of the Exchange Act ................................................................... 15
    Item 10.        Executive Compensation....................................................................... 16
    Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder        17
                    Matters......................................................................................
    Item 12.        Certain Relationships and Related Transactions............................................... 18
    Item 13.        Exhibits..................................................................................... 18
    Item 14.        Principal Accountant Fees and Services....................................................... 19

Signatures
Certification

 FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Global General Technologies, Inc. (the "Company"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. Many of these statements can be found by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

         The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, the inability to raise sufficient funding, commence research and development, inadequate results of the research and development project, lack of marketability, operating costs, advertising and promotional efforts, the existence or absence of adverse publicity, changes in business strategy or development plans, the ability to retain management, availability, terms and deployment of capital; business abilities and judgment of personnel, availability of qualified personnel, changes in, or failure to comply with various government regulations and slower than anticipated completion of research and development project. Actual results may also differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

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

During the fiscal year ending December 31, 2002, the Company ceased its business operations. The Company has not had any products, services, or business operations since then.

On October 12, 2004, Shmuel Shneibalg and Steven W. Bingaman purchased an aggregate of 2,293,224 shares of common stock of the Company pursuant to a Stock Purchase Agreement dated as of May 21, 2004. Such shares represented approximately 90% of the outstanding shares of common stock of the Company. In consideration for such shares, Messrs. Shneibalg and Bingaman agreed to raise sufficient capital to pay the debts of the Company, which approximated to $150,000. On October 1, 2005, Mr. Bingaman transferred all his interest in said shares to Mr. Shneibalg.

Since such change in control of the Company, the Company has been seeking to identify profitable business opportunities in which to invest. Since February 2005, the Company has focused on the acquisition of businesses engaged in the homeland security industry and has been actively negotiating such acquisitions.

On February 25, 2005, the Company commenced efforts to acquire Global General Technologies Inc., a California corporation engaged in the homeland security industry (the "California GGT"). To such end, the Company entered into a Share Exchange Agreement with the California GGT and the owners of all its issued and outstanding shares of capital stock. Pursuant to such Share Exchange Agreement, at a closing for the transactions contemplated therein, the Company would have acquired the California GGT by purchasing from its stockholders all of its outstanding shares. In consideration therefor, the Company would have issued to the California GGT's shareholders shares of the Company's common stock representing approximately 74.6% of the issued and outstanding share capital of the Company on a fully-diluted basis.

The closing of such transactions was to take place on the second business day following the satisfaction or waiver of all conditions to the obligations of the parties set forth in the agreement, including, without limitation, that the representations and warranties of the parties are true as of the date of the closing and that no suit is pending or threatened against the California GGT. In contemplation of its acquisition of the California GGT, in June 2005 the Company changed its name from "Knowledge Transfer Systems, Inc." to "Global General Technologies, Inc."

The closing of the transactions was never held and, on December 2, 2005, the Company terminated the Share Exchange Agreement. Such termination was made in accordance with the terms of the Share Exchange Agreement, which provided that the Company had the right to terminate the agreement if the Company's due diligence investigation indicated that any of the information provided by the California GGT was inaccurate, incomplete or untrue in a material way. The Company exercised its right to terminate because the documents provided by the California GGT were materially incomplete. The Company is currently contemplating commencing an action against the California GGT.

Proposed Transaction with Airspeak, Inc.

On January 26, 2006, the Company entered into a Stock Purchase Agreement (the "Agreement") with Airspeak, Inc., a California corporation ("Airspeak"), and Migdat Hodzic, who is the principal shareholder and sole director and officer of Airspeak. Pursuant to the Agreement, the Company agreed to acquire Airspeak at a closing to be held at a later date by purchasing from Mr. Hodzic all of his 17,500,000 shares of Airspeak's common stock, which according to Airspeak and Mr. Hodzic represent approximately 95% of the issued and outstanding share capital of Airspeak.

Consummation of the transaction at the closing will not take place unless and until certain conditions have occurred. The conditions to the closing include the following: the completion by the Company of its due diligence investigation of Airspeak; and the preparation of audited financial statements of Airspeak required to be filed with the Securities and Exchange Commission on the Company's Form 8-K in connection with the closing.

Pending the closing, the Company agreed to provide to Airspeak a line of credit in the amount of $30,000 for working capital purposes. At the closing, the Company will purchase from Mr. Hodzic his shares of Airspeak's common stock, which represent 95% of the issued and outstanding shares of Airspeak's common stock. In consideration therefor, the Company shall deliver to Mr. Hodzic at the closing the following: (a) $50,000 by certified check or wire transfer, minus amounts loaned to Airspeak pursuant to its line of credit with the Company; (b) $180,000 by delivery of a promissory note, pursuant to which such amount shall be paid in twelve monthly installments of $15,000 each, without interest; and
(c) 750,000 shares of the Company's common stock (the "Consideration Shares"). The Company has not yet delivered any funds or any other consideration to Airspeak or Mr. Hodzic.

At closing, Airspeak will provide, among other things, a schedule detailing all its liabilities. As of execution of the Agreement, Airpseak claimed to have approximately $150,000 of past due balances, consisting of $50,000 in notes payable, $25,000 for a judgment for past due rent and lost rental income and $54,000 in threatened litigation for unpaid inventory invoices and other miscellaneous payables.

At the closing, the parties shall enter into an employment agreement, pursuant to which Mr. Hodzic shall be employed by Airspeak. Such employment agreement will provide that Mr. Hodzic will receive an annual salary of $133,000 and commissions as follows: for each $1 million of personally initiated and direct sales of gaming related revenue generated during the 2 years after closing, 100,000 shares of the Company shares of common stock, prorated commensurately; 5.5% of all personally initiated and direct sales of gaming related revenue generated at any time after said 2 year period; 5.5% of all non-gaming revenue directly generated by Hodzic and 5.5% of all personally initiated outside investment monies made into Airspeak.

The Agreement may be terminated by either party if the closing is not held on or before April 26, 2006. The Company may also terminate the Agreement if its due diligence investigation indicates that any of the information provided is false or reveals any information that adversely affects the value of Airspeak or Mr. Hodzic's shares.

Pursuant to the Agreement, Mr. Hodzic shall have the option to sell to the Company any of the Consideration Shares from which all restrictive legends are properly removed pursuant to applicable laws. The purchase price for such shares will be $1.00 per share, payable within seven to ten business days after the ninety day period after Mr. Hodzic notified the Company that he desires to exercise his put option. The purchase of the shares shall be paid by the issuance of the Put Promissory Note.

H7 Security

In addition to seeking to acquire profitable companies, the Company is also pursuing and implementing a business plan pertaining to international and domestic homeland security. The Company, through its subsidiary H7 Security Systems, Inc., a Nevada corporation, will design, implement and maintain advanced intelligent surveillance systems/products for homeland security to be deployed in defense settings, serving as early warning systems for the protection of key national infrastructure assets for both domestic and international environments.

Management believes that key national infrastructure assets are constantly a risk and represent a huge opportunity. Accordingly, the Company has decided to focus developing and marketing early warning systems to protect oil refineries.

The Company's first product, the Silent Soldier Video Surveillance product was recently completed and is ready to be marketed. This product leverages its object-tracking and intelligent video software to determine the viability of a threat, based on pre-determined criteria. In connection with its 360 degrees of view, its long-range capability enables ease of observation in the determination of `qualified activity', This automated technology is equally effective at night as it is in the daytime, providing a remote interdiction system that truly defines early-warning. We intend to market and distribute the product through agents and sales representatives.

The Silent Soldier has been engineered specifically to be used at high value large scale facilities such as oil refineries, pipeline, port terminals and military installations. Founded on intelligent video, advanced sensors and a proprietary seamless communication technology, the system was developed to provide protection through long range threat detection and identification. Unlike current security systems, this early-warning technology distinquishes itself by providing a preventative security system, rather than one designed as reactionary to attacks.

 The Company in an integrator of solutions and purchases off the shelf products. Therefore the risk of lack of suppliers and materials is almost non-existent. For the development of proprietary software, various independent contractors are available.

On March 30, 2006, the initial five stockholders of H7 exchanged their H7 shares for newly issued shares of common stock of the Company, so that H7 became a wholly-owned subsidiary of the Company. The issuance was done pursuant to an exemption from registration as each of the five stockholders were affiliates of H7. Mr. Shneilbalg, the sole officer and director of the Company, received 1,000,000 shares of the Company in said exchange.

Competition

Service companies such as SAIC and Logicon and aerospace-defense companies such as Lockheed, Raytheon and Northrup-Grumman, and many other smaller companies have entered this market.

Intellectual Property

The Company intends to file for patent and trademark protection in the future. Currently none of our development or products are protected.

Governmental Approvals; Governmental Regulation

In order to import or export defense products or services, International Traffic in Arms Regulation certification is typically required. Management believes that ITAR regulations will not be necessary as a result of the integration of products and the type of command and control technology software being developed by the Company.

Employees

The Company currently employs 3 full-time and 3 part-time employees.

ITEM 2.  PROPERTIES

The Company uses approximately 500 square feet at its principal offices located at 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, Florida 33131, at a cost of $500 a month. This is a month-to-month lease which management believes is adequate for the Company's corporate headquarters. H7 is a tenant occupying 2,147 square feet at 2055 Gateway Place, San Jose, California. This lease, which terminates July 31, 2008, is $4,254 for the first year (February 2006 through July 31, 2007), $4,465.76 for the second year and $4,644.68 for the third year. The lease was guaranteed by Appleby Partners, a New York limited liability company.

ITEM 3.  LEGAL PROCEEDINGS

Greene Spring Company

On September 19, 2005, after a hearing with notice to, and an opportunity to be heard from, interested parties, the Dade County, Florida Circuit Court, entered an Order declaring that the shares of the Company's common stock which it planned to issue to Greene Spring Company ("Green Spring"), a creditor, would be exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 3 (a) (10) of the Act. The proceeding was initiated in August of 2005 between the Company and Greene Spring, which had claims against the Company in excess of $1,452,500, and the Company asked the Court to declare that the plan by means of which the Company proposed to settle Greene Springs's claim against the Company by issuing shares of its common stock to Greene Spring in exchange for those claims was fair. In so doing, the Court specifically found that, prior to entering its Judgment, the Company had advised the Court that in order for it to enter such a Judgment, it would have to find that the transaction pursuant to which the Company planned to issue shares of its common stock to Greene Spring would be fair to Greene Spring, and the Court also specifically found that, prior to entering its Judgment, the Company had also advised the Court that, when issuing shares of its common stock to Greene Spring, the Company would be relying on the exemption from the registration requirements of Section 5 of the Securities Act set forth in Section 3 (a) (10) of the Act.

Paging Plus Communications

The Company and Global General Technologies, Inc., a California corporation (the "California GGT"), were sued by Thomas W. Luczak d/b/a Paging Plus Communications ("Luczak") in the Superior Court of the State of California, County of Los Angeles on June 20, 2005. As discussed below, such suit was dismissed without prejudice on September 12, 2005.

Luczak's complaint alleged that the California GGT and Luczak entered into an Asset Purchase Agreement (the "Luczak Agreement") on February 8, 2005, whereby the California GGT agreed to purchase from Luczak certain assets in his business known as Paging Plus Communications. The complaint further alleged that the California GGT breached the Luczak Agreement and failed to pay to Luczak the purchase price due under the Luczak Agreement, which consisted of certain payments totaling $800,000 and the issuance to Luczak of 250,000 shares of the common stock of the California GGT. Luczak sought specific performance of the Luczak Agreement, or, in the alternative, damages in the amount of $925,000 plus attorney's fees and court costs.

The Company was alleged to be liable on the basis of an incorrect allegation that the Company has acquired the California GGT. Although on March 4, 2005, the Company and the California GGT entered into a Share Exchange Agreement, pursuant to which the Company agreed to acquire all of the outstanding shares of the California GGT in exchange for the issuance of a specified number of the Company's shares of common stock, such transaction was never consummated and such Share Exchange Agreement has been terminated. Out of the five separate causes of action set forth in the complaint, only a cause of action for intentional/ negligent misrepresentation was directed against the Company. In such cause of action, Luczak alleged that the Company misled Luczak by allegedly refusing to perform under the Luczak Agreement, failing to inform Luczak of the Company's alleged acquisition of the California GGT, and allegedly making representations that the assets of Paging Plus communication were part of the Company's and the California GGT's "network."

The Company believes that the lawsuit had no merit against the Company. The Company was not a party to the Luczak Agreement. Moreover, the complaint incorrectly alleged that the Company had acquired the California GGT, even though the closing of the Share Exchange Agreement never took place. The suit was dismissed without prejudice on September 12, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION. The Company's Common Stock trades on the Bulletin Board and Pink Sheets under the symbol GLGT.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on http://www.bloomberg.com during the year ending December 31, 2005 and as reported on http://yahoo.finance.com during the year ending December 31, 2004:

--------------------------------- ------------------------------------
       Financial Quarter                   Bid Information*
--------------------------------- ------------------------------------
   Year            Quarter            High Bid           Low Bid
------------ -------------------- ----------------- ------------------
2005         Fourth Quarter       $0.9              $2.25
------------ -------------------- ----------------- ------------------
             Third Quarter        $0.6              $0.9
------------ -------------------- ----------------- ------------------
             Second Quarter       $0.25             $1.0
------------ -------------------- ----------------- ------------------
             First Quarter        $1.00             $0.12
------------ -------------------- ----------------- ------------------
2004         Fourth Quarter       $0.25             $0.11
------------ -------------------- ----------------- ------------------
             Third Quarter        $2.00             $0
------------ -------------------- ----------------- ------------------
             Second Quarter       $0.01             $0.01
------------ -------------------- ----------------- ------------------
             First Quarter        $0.02             $0.01
------------ -------------------- ----------------- ------------------
* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) HOLDERS. On March 30, 2006, there were approximately 1391 holders of record of the Company's common stock.

(c) DIVIDENDS. The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company has no equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

As of November 30, 2005, the Company had sold an aggregate of $1,835,000 in original principal amount of 8% Convertible Promissory Notes (the "Convertible Notes") due two years after issuance. The Convertible Notes are convertible at the option of their holders, at any time on or before their maturity, in whole or in part, into shares of the Company's common stock, the number of shares being determined by dividing the amount of the principal and interest that is to be converted by $0.50. The Convertible Notes were sold pursuant to an ongoing private offering of up to $2,000,000 in principal amount of convertible notes by the Company. The foregoing issuances were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the
"Securities Act"). The Convertible Notes were offered only to "accredited investors" as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of March 2006, all the Convertible Notes were converted to an aggregate of 3,671,000 shares of common stock. The issuance of said shares was made pursuant to an exemption from the registration requirements of Section 5 of the Securities Act set forth in Section 3 (a) (10) of the Act. Mercer Capital, Ltd. ("Mercer") was retained by the Company as the placement agent for the Offering. Pursuant to the Note Purchase Agreements, Mercer was paid fees and expenses totaling $279,960.

In April 2005, the Company paid a restructuring fee to a third party company in the amount of $500,000 and received $100,000 in cash. The Company issued a Note for $600,000 that was convertible into common stock of the Company at $.07 per share or 8,571,429 common shares. As of March 2006, this Note has been fully converted.

Purchases of equity securities by the issuer and affiliated purchasers.

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

During the fiscal years ended December 31, 2005 and 2004, the Company had no business operations or revenues. Going forward, the Company intends to pursue and implement the Company's business plan pertaining to international and domestic homeland security. The Company, through its subsidiary H7 Security Systems, Inc., a Nevada corporation, will design, implement and maintain high tech surveillance and warning systems for the prevention of terrorist attacks. The Company plans to introduce its proprietary integrated security systems which will improve perimeter safety of oil refineries and pipelines worldwide during the first quarter of 2006.

It is anticipated that the system will be accomplished by utilizing an advanced intelligent software technology accompanied with existing available hardware, including superior collection devices, e.g., video, audio, ground sensors etc. The Company intends to develop a proprietary Intelligent Communication Node
(ICN) to configure many forms of real time data for analysis. Such analysis could be forwarded to a central command center, to permit instantaneous response decisions in the event terrorist activity occurs.

The  marketing   plans   initiated  by  the  Company  will  initially  call  for
arrangements with independent sales agents from China, India, Japan and Columbia, who have expressed an interest in representing the Company in their respective countries. The Company anticipates initially focusing on marketing and selling its products to oil refineries.

In addition, the Company also intends to acquire Airspeak, Inc., a California corporation ("Airspeak"). On January 26, 2006, the Company entered into a Stock

Purchase Agreement (the "Agreement") with Airspeak, and Migdat Hodzic, who is the principal shareholder and sole director and officer of Airspeak. Pursuant to the Agreement. At a closing that is to be held upon the satisfaction of certain conditions, the Company will purchase from Mr. Hodzic his shares of Airspeak's common stock, which represent 95% of the issued and outstanding shares of Airspeak's common stock. In consideration therefor, the Company shall deliver to Mr. Hodzic at the closing the following: (a) $50,000 by certified check or wire transfer, subject to the cancellation of the $20,000 in escrow; (b) $180,000 by delivery of a promissory note, pursuant to which such amount shall be paid in twelve monthly installments of $15,000 each, without interest; and (c) 750,000 shares of the Company's common stock.

At the closing, the parties shall enter into an employment agreement, pursuant to which Mr. Hodzic shall be employed by Airspeak. Such employment agreement will provide that Mr. Hodzic will receive an annual salary of $133,000 and commissions as follows: for each $1 million of personally initiated and direct sales of gaming related revenue generated during the 2 years after closing, 100,000 shares of the Company shares of common stock, prorated commensurately; 5.5% of all personally initiated and direct sales of gaming related revenue generated at any time after said 2 year period; 5.5% of all non-gaming revenue directly generated by Hodzic and 5.5% of all personally initiated outside investment monies made into Airspeak.

Financial Condition and Results of Operation.

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004.

In the fiscal year ending December 31, 2005, as in the fiscal year ending December 31, 2004, the Company had no business operations and, therefore, no revenues. The Company's operating expenses in 2005 amounted to $1,604,498, and in 2004 they had amounted to $356,069. In 2005, the Company's expenses increased mainly as a result of professional fees incurred in connection with the Company's efforts to negotiate the acquisition of businesses in the homeland security industry. In 2004, the Company's expenses consisted primarily of professional fees and comensation expense.

The Company had an accumulated deficit of $10,564,040 as of December 31, 2005, compared to $7,240,462 as of December 31, 2004. The Company had a working capital of $112,153 as of December 31, 2005, compared to deficit of $210,199 as of December 31, 2004.

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003.

The Company had an accumulated deficit as of December 31, 2004 and 2003 of $7,240,462 and $8,286,929, respectively. As of December 31, 2004 and 2003, the

Company had a working capital deficit of $210,199 and $108,302, respectively.

The Company had no revenues during the fiscal years ended December 31, 2004 and 2003 because it had no business operations during such fiscal years. Operating expenses increased by $332,221, to $356,069 for the twelve months ended December 31, 2004. Such expenses consisted of accounting, legal and compensation expenses.

Liquidity and Capital Resources

Although the Company had issued an aggregate of $2,437,500 of notes during 2005, such proceeds were used as follows: $145,450 for payment of compensation; $358,952 for payment of consulting fees; $227,932 for payment of professional fees; $249,710 for payment of commissions; and $622,994 for payment of general and administrative fees. Our balance sheet as of December 31, 2005 reflects assets of $362,069.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of approximately $2,500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of research and development, sales and marketing Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

We will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off Balance Sheet Arrangements.

None

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are set forth immediately preceding the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Internal Controls Over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

      NAME                    AGE                   POSITIONS AND OFFICES
-----------------      ------------------    -----------------------------------
Shmuel Shneibalg              35             President, Chief Executive Officer,
                                             Secretary, and Director

Mr. Shmuel Shneibalg became the President, CEO, Secretary and a Director of the Company on November 10, 2004. Mr. Shneibalg has prior experience in the construction and sales businesses. Since May 2001, Mr. Shneibalg has served as the Vice President of Home Solutions Health, Inc., a public consumer product company. From May 2001 until March 2005, Mr. Shneibalg served as Chairman, Chief Executive Officer, Secretary and Director of Safetek International, Inc., a publicly traded company. He has not been affiliated with any company that has filed for bankruptcy within the last five years.

The director of the Company has been elected to serve until the next annual meeting of stockholders and until his successor has been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. The Company is not aware of any proceedings to which the Company's officer or director, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee Financial Expert. The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only one director and to date, such director has been performing the functions of an audit committee.

Code of Ethics. The Company has not adopted a Code of Ethics because the Company has only one director.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our Class A Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2005, all reporting persons complied with all applicable Section 16(a) filing requirements, other than Steve Bingaman who failed to file Forms 4.

ITEM 10.  EXECUTIVE COMPENSATION

The following table presents certain specific information regarding the compensation of the Chief Executive Officer of the Company, during the last three fiscal years. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2005, 2004 or 2003.

------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
NAME          FISCAL           ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
AND            YEAR        SALARY    BONUS  OTHER              AWARDS          PAYOUTS   ALL OTHER
PRINCIPAL     COVERED        ($)      ($)  ANNUAL     RESTRICTED  SECURITIES    LTIP      COMPEN-
POSITION                                  COMPENS-      STOCK       UNDER-     PAYOUTS    SATION
                                           ATION       AWARD(S)     LYING       ($)         ($)
                                            ($)          ($)       OPTIONS/
                                                                     SARS
                                                                      (#)
(A)            (B)           (C)      (D)   (E)          (F)          (G)       (H)         (I)
------------------------------------------------------------------------------------------------------
Shmuel       2005(1)    $99,000  0        0            0          0            0          0
Shneibalg
------------------------------------------------------------------------------------------------------
             2004       0        0        0            0          0            0          0
------------------------------------------------------------------------------------------------------
Steven Burke2004(2)     0        0        0            0          0            0         0
------------------------------------------------------------------------------------------------------
            2003        0        0        0            0          0            0         0
------------------------------------------------------------------------------------------------------

(1) Mr. Shmuel Shneibalg has been serving as the Chief Executive Officer since November 10, 2004.

(2) Mr. Steven Burke served as the Company's Chief Executive Officer until October 11, 2004.


No options were granted to any employee or executive officer during the fiscal year ended December 31, 2005. No employee or executive officer has any employment agreements with the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 26, 2005, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 14,790,298 issued and outstanding shares of Common Stock. Unless otherwise indicated, the business address of each such person is c/o Global General Technologies, Inc., 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, FL 33131.

Officers, Directors, 5% Shareholders                  No. of Shares        Beneficial Ownership
------------------------------------                  -------------        --------------------

Shmuel Shneibalg                                      2,293,224(1)         15.5%

All directors and executive officers as a group (1    2,293,224 (1)        15.5%
person)

(1) Mr. Shneibalg and Mr. Bingaman, a former officer and director of the Company, were issued their shares jointly in October 12, 2004. Mr. Bingaman assigned his ownership to the shares to Mr. Shneibalg in October 2005

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibit No.       Description
3.1      Certificate of Incorporation (1)
3.2      Bylaws (1)
4.1      Description  of  Capital  Stock   (contained  in  the   Certificate  of
         Incorporation and its amendments, filed as Exhibits 3.1 to 3.4).
10.1     Share Exchange Agreement among the Company and the H7 Shareholders
10.2 Stock Purchase Agreement, dated January 26, 2006, among the Company, Airspeak Inc., and Migdat Hodzic (2)
31.1     Rule 13a-14(a)/15d14(a) Certifications
32.1     Section 1350 Certifications

(1) Previously filed with the Company's Registration Statement on Form 10-SB, filed with the SEC on December 9, 1999, as amended on March 1, 2000 and March 29, 2000
(2) Previously filed with the Company's Current Report on Form 8-K dated January 26, 2006 and filed with the SEC on January 31, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Robison, Hill & Company served as the Company's principal accountant during the years ended December 31, 2005 and December 31, 2004. Their pre-approved fees billed to the Company are set forth below:

                            FISCAL YEAR ENDING       FISCAL YEAR ENDING
                            DECEMBER 31, 2005         DECEMBER 31, 2004

Audit Fees                               $13,676                  $15,775
Audit Related Fees                             -                        -
Tax Fees                                    $124                     $142
                          -----------------------   ----------------------
All Other Fees                           $13,800                  $15,917
                          =======================   ======================

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

                           DECEMBER 31, 2005 AND 2004

                        GLOBAL GENERAL TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants...................................F - 1

Balance Sheets  - December 31, 2005 and 2004..............................................................F - 2

Statements of Operations for the Years Ended December 31, 2005 and 2004,
     and the cumulative period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2005  ...............................................................................F - 3

Statements of Stockholders' Equity for the Period From
     June 1, 2000 (inception) to December 31, 2005........................................................F - 4

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004,
     and the cumulative period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2005   ..............................................................................F - 7

Notes to the Financial Statements.........................................................................F - 8


                           --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Global General Technologies, Inc..
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)

         We have audited the accompanying balance sheet of Global General Technologies, Inc. (Fomerly Knowledge Transfer Systems, Inc.) (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, and cash flows for the two years ended December 31, 2005 and 2004 and the statement of stockholders' equity from June 1, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global General Technologies, Inc. (Formerly Knowledge Transfer Systems, Inc.) (a development stage company) as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
March 30, 2006

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               DECEMBER 31,         DECEMBER 31,
                                                                                   2005                 2004
                                                                             ------------------   ------------------
                                  ASSETS
CURRENT ASSETS:
     Cash                                                                   $          331,819   $                -
                                                                             ------------------   ------------------
     Total Current Assets                                                              331,819
                                                                                                                  -

OTHER ASSETS:
     Deferred Charges                                                                   30,250                    -
                                                                             ------------------   ------------------

TOTAL ASSETS                                                                $          362,069   $                -
                                                                             ==================   ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                                 $           19,666   $           10,199
     Escrow Advance                                                                    200,000              200,000
                                                                             ------------------   ------------------
     Total Current Liabilities                                                         219,666              210,199
                                                                             ------------------   ------------------

LONG TERM LIABILITIES:
     Convertible notes payable                                                         387,500                    -
     Beneficial Conversion Feature of notes payable                                   (368,320)                   -
                                                                             ------------------   ------------------
     Total Long Term Liabilities                                                        19,180                    -
                                                                             ------------------   ------------------

TOTAL LIABILITIES                                                                      238,846              210,199
                                                                             ------------------   ------------------

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.001 par value;  10,000,000  shares authorized Series A convertible preferred stock; -0- shares
               issued and outstanding; $1.00 stated value                                    -                    -
          Series B convertible preferred stock; -0- shares
               issued and outstanding; $1,000.00 stated value                                -                    -
     Common stock - $0.001 par value; 100,000,000
          shares authorized; 12,237,869 and 2,547,869 shares
          shares outstanding                                                            12,237                2,547
     Additional paid-in capital                                                     11,275,026            7,627,716
     Notes receivable from stockholders                                               (600,000)            (600,000)
     Retained deficit                                                               (6,860,545)          (6,860,545)
     Deficit accumulated during development stage                                   (3,703,495)            (379,917)
                                                                             ------------------   ------------------

     TOTAL STOCKHOLDERS' EQUITY                                                       (123,223)            (210,199)
                                                                             ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          362,069   $                -
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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                             CUMULATIVE
                                                                                                                FROM
                                                                                                            SEPTEMBER 15,
                                                                   FOR THE               FOR THE                2003
                                                                  YEAR ENDED           YEAR ENDED           INCEPTION OF
                                                                 DECEMBER 31,         DECEMBER 31,           DEVELOPMENT
                                                                     2005                 2004                  STAGE
                                                              -------------------   ------------------  --------------------

SALES                                                        $                 -   $                -    $                -
                                                              -------------------   ------------------    ------------------

OPERATING EXPENSES
     Compensation                                                        145,450              277,002               422,452
     Consulting                                                          358,952                    -               358,952
     Professional fees                                                   227,392               77,150               328,390
     Commissions                                                         249,710                    -               249,710
     General & Administrative                                            622,994                1,917               624,911
                                                              -------------------   ------------------    ------------------
Total Operating Expenses                                               1,604,498              356,069             1,984,415
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest Expense from Convertible Notes                          (1,239,080)                   -            (1,239,080)
     Write Down of Uncollectible Advances                               (480,000)                   -              (480,000)
                                                              -------------------   ------------------    ------------------
Total Other Income (Expense)                                          (1,719,080)                   -            (1,719,080)
                                                              -------------------   ------------------    ------------------

Income (Loss) from Continuing Operations                              (3,323,578)            (356,069)           (3,703,495)
                                                              -------------------   ------------------    ------------------

DISCONTINUED OPERATIONS
     Gain (Loss) on disposal of discontinued operations                        -            1,402,536                     -
                                                              -------------------   ------------------    ------------------
Income (Loss) from Discontinued Operations                                     -            1,402,536                     -
                                                              -------------------   ------------------    ------------------

NET INCOME (LOSS)                                            $        (3,323,578)  $        1,046,467    $       (3,703,495)
                                                              ===================   ==================    ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) from Continuing Operations                     $             (0.87)  $            (0.47)
Income (Loss) from Discontinued Operations                   $                 -   $             1.84
                                                              -------------------   ------------------
Net Income (Loss)                                            $             (0.87)  $             1.37
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                          3,837,896              763,554
                                                              ===================   ==================



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                 CUMULATIVE
                                                                                                                    FROM
                                                                                           NOTES                SEPT 15, 2003
                                                                            ADDITIONAL  RECEIVABLE               INCEPTION OF
                                         PREFERRED STOCK    COMMON STOCK      PAID-IN      FROM       RETAINED   DEVELOPMENT
                                         --------------  ----------------
                                         SHARES  AMOUNT   SHARES   AMOUNT     CAPITAL  STOCKHOLDERS   DEFICIT      STAGE
                                         ------  ------  --------  ------  ----------  ------------  ----------  -----------
Stock Issued for net assets                   -  $    -   166,237    $166  $3,583,834  $          -  $        -  $         -
   Acquired, June 1, 2000
Expenses paid by shareholder                  -       -       728       1     231,295             -           -            -
Cash contributed by shareholder               -       -       626       1     198,999             -           -            -
Notes payable and accrued interest
   assumed by shareholder                     -       -       624       1     198,400             -           -            -
Net loss for the period                       -       -         -       -           -             -  (1,177,091)           -
                                         ------  ------  --------  ------  ----------  ------------  ----------  -----------

BALANCE - DECEMBER 31, 2000                   -       -   168,215     169   4,212,528             -  (1,177,091)           -
Expenses paid by shareholder                  -       -     1,097       1     348,621             -           -            -
Accounts payable and interest paid
   by shareholder                             -       -     1,725       2     548,012             -           -            -
Assumption of note payable
   from shareholder                           -       -      (78)       -    (25,000)             -           -            -
Shares issued for services                    -       -     8,000       8     199,992             -           -            -
Shares issued for notes receivable
   from stockholders, $.05 per share          -       -    46,100      46   1,152,454   (1,042,500)           -            -
Shares issued for notes receivable
   from stockholders, $.10 per share          -       -     5,030       5     251,495     (181,500)           -            -
Services received in satisfaction of
   notes receivable from stockholders         -       -         -       -           -       360,000           -            -
Acquisition of GoThink!.com                   -       -       496       -           -             -           -            -
Private placement offering for cash           -       -     1,680       2     209,998             -           -            -
Foreign private placement offering
   for cash                                   -       -       473       -      21,570             -           -            -
Cancellation of common stock and
   related note receivable                    -       -       (5)       -       (250)           250           -            -
Cash received on notes receivable
   from stockholders                          -       -         -       -           -        75,000           -            -

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                         CUMULATIVE
                                                                                                                           FROM
                                                                                                                       SEPTEMBER 15,
                                                                                                  NOTES                     2003
                                                                                  ADDITIONAL    RECEIVABLE              INCEPTION OF
                                            PREFERRED STOCK      COMMON STOCK       PAID-IN       FROM       RETAINED    DEVELOPMENT
                                         --------------------  -----------------
                                           SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL   STOCKHOLDERS    DEFICIT       STAGE
                                         ---------  ---------  -------  --------  ----------  ------------  ------------  ----------
Net loss for the year                            -  $       -        -  $     -   $        -  $          -  $(3,385,139)  $      -
                                         ---------  ---------  -------  --------  ----------  ------------  ------------  ----------

BALANCE - DECEMBER 31, 2001                      -          -  232,733      233    6,919,420     (788,750)   (4,562,230)         -
Issuance of common stock                         -          -   18,112       18      311,687             -             -         -
Issuance of common stock for
   Services provided                             -          -    6,100        6      113,494             -             -         -
Cancellation of common stock
   And related note receivable                   -          -    (500)      (1)     (24,999)        25,000             -         -
Issuance of Series A preferred
   Stock for software                      875,000    875,000        -        -            -             -             -         -
Cancellation of note receivable
   From shareholders                             -          -        -        -    (163,750)       163,750             -         -
Net Income (loss) for year                       -          -        -        -            -             -   (3,603,276)         -
                                         ---------  ---------  -------  --------  ----------  ------------  ------------  ----------

BALANCE - DECEMBER 31, 2002                875,000    875,000  256,445      256    7,155,852     (600,000)   (8,165,506)         -
Issuance of common stock for
   Services provided                             -          -    2,000        2        1,998             -             -         -
Cancellation of common stock
   For capitalized software                      -          -  (3,800)      (4)      (7,596)             -             -         -
Cancellation of preferred stock
   For content license and
   Resale agreement                      (875,000)  (875,000)        -        -            -             -             -         -
Capital contributed by shareholder               -          -        -        -      227,500             -             -         -
Net Income (loss) for year                       -          -        -        -            -             -      (97,575)  (23,848)
                                         ---------  ---------  -------  --------  ----------  ------------  ------------  ----------

BALANCE - DECEMBER 31, 2003                      -          -  254,645      254    7,377,754     (600,000)   (8,263,081)  (23,848)

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                        CUMULATIVE
                                                                                                                           FROM
                                                                                            NOTES                      SEPT 15, 2003
                                                                           ADDITIONAL    RECEIVABLE                    INCEPTION OF
                                   PREFERRED STOCK      COMMON STOCK         PAID-IN        FROM        RETAINED        DEVELOPMENT
                                   ---------------  --------------------
                                   SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL    STOCKHOLDERS     DEFICIT           STAGE
                                   ------  -------  ----------  --------  ------------  ------------  --------------  --------------

Shares issued for services              -  $     -   2,293,224  $  2,293  $    249,962  $          -      $        -  $          -
Net Income (loss) for year              -        -           -         -             -             -       1,402,536      (356,069)
                                   ------  -------  ----------  --------  ------------  ------------  --------------  --------------

BALANCE - DECEMBER 31, 2004             -        -   2,547,869     2,547     7,627,716     (600,000)     (6,860,545)      (379,917)
Beneficial Conversion
 Feature of Convertible Notes           -        -           -         -     1,607,000             -               -              -
Shares issued for convertible
 notes at $.07 per share                -        -   6,500,000     6,500       448,500             -               -              -
Shares issued for convertible
 notes at $.50 per share                -        -   3,190,000     3,190     1,591,810             -               -
Net Income (loss) for year              -        -           -         -             -             -               -    (3,323,578)
                                   ------  -------  ----------  --------  ------------  ------------  --------------  --------------

BALANCE - DECEMBER 31, 2005             -  $     -  12,237,869  $ 12,237  $ 11,275,026  $  (600,000)  $  (6,860,545)  $ (3,703,495)
                                   ======  =======  ==========  ========  ============  ============  ==============  =============+




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                                                 SEPTEMBER 15
                                                            FOR THE             FOR THE              2003
                                                           YEAR ENDED          YEAR ENDED        INCEPTION OF
                                                          DECEMBER 31,        DECEMBER 31,        DEVELOPMENT
                                                              2005                2004               STAGE
                                                       ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $      (3,323,578)   $       1,046,467   $    (3,703,495)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Interest Expense from Convertible Notes                    1,238,680                   -          1,238,680
     Write Down of Uncollectible Advances                         480,000                   -            480,000
     Common stock issued for services                                   -             252,255            252,255
     Gain on disposal of discontinued operations                        -         (1,402,536)                  -
Changes in Assets and Liabilities
     Deferred charge                                             (30,250)                   -           (30,250)
     Trade accounts payable                                         9,467            (96,186)           (62,871)
                                                       ------------------- ------------------- ------------------
Net cash used in operating activities                         (1,625,681)           (200,000)        (1,825,681)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Advances to GGT                                            (480,000)                   -          (480,000)
                                                       ------------------- ------------------- ------------------
Net cash provided by (used in) investing activities             (480,000)                   -          (480,000)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Escrow advance                                                          -             200,000            200,000
Convertible note financing                                      2,437,500                   -          2,437,500
                                                       ------------------- ------------------- ------------------

Net cash provided by (used in) financing activities             2,437,500             200,000          2,637,500
                                                       ------------------- ------------------- ------------------

Net Increase/(Decrease) In Cash                                         -                   -
Cash at Beginning of Period                                             -                   -
                                                       ------------------- ------------------- ------------------
Cash at End of Period                                  $          331,819   $               -   $         331,819
                                                       =================== =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                              $               -   $               -   $               -
Cash paid for interest                                  $             400   $               -   $             400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Beneficial Conversion Feature of Convertible Notes      $       1,607,000   $               -   $       1,607,000
Write Down of Uncollectible Advances                    $         480,000   $               -   $         480,000
Common stock issued for services provided               $               -   $         252,255   $         252,255


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

CHANGE IN CONTROL - An Information Statement was filed on or about June 3, 2005, to the holders of record as of the close of business on March 31, 2005 of shares of the common stock (the "Common Stock") of Knowledge Transfer Systems, Inc. (the "Company"), a Nevada corporation. The purpose of the Information Statement was to notify such stockholders that on April 5, 2005, the Company received a written consent in lieu of a meeting of stockholders (the "Written Consent") from the holders of a majority of the outstanding shares of Common Stock (the "Majority Stockholders"). The Majority Stockholders are holders of 2,293,547 of the issued and outstanding shares of Common Stock (representing approximately 90%). The Written Consent approves the Certificate of Amendment to the Articles of Incorporation of the Company (the "Certificate of Amendment") pursuant to which the Company's name will be changed to "Global General Technologies (the "Name Change").

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

BUSINESS CONDITION - The Company has an accumulated deficit as of December 31, 2005 and 2004 of $10,564,040 and $7,240,462, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. In January 2006, the Company signed a contract to purchase the outstanding common stock of AirSpeak, Inc. ("see "Subsequent Events") for 750,000 shares of the Company's stock and $230,000 in cash payable over twelve months. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance that the AirSpeak transaction will close. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

NATURE OF OPERATIONS - The Company, through its subsidiary H7 Security Systems, Inc., is involved in developing and marketing proprietary technology-based homeland security products. With the acquisition of AirSpeak, management intends to expand the sales of the Flair product line in the various markets that are currently being served and incorporate the Flair technology into its proprietary homeland security product line. The Company intends to acquire other interests in the homeland security industry. As of September 15, 2003, the Company was in the development stage. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company.

FINANCIAL INSTRUMENTS-The carrying amounts reported in the accompanying financial statements for cash, trade accounts payable, advances, and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Global General Technologies, Inc. and its wholly owned subsiary H7 Security Systems, Inc. The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition. All material inter- company accounts and transactions have been eliminated. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company.

CASH EQUIVALENTS - For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NET LOSS PER COMMON SHARE - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. As of December 31, 2005 the company had convertible notes payable convertible into 2,617,857 shares of common stock.

CONCENTRATION OF CREDIT RISK - The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 2 - STOCKHOLDERS' EQUITY

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

In April 2005, the Company issued a Note for $600,000 that was convertible into common stock of the Company at $.07 per share or 8,571,429 common shares. The intrinsic value of the beneficial conversion feature has been calculated at $600,000 and is being amortized over the 2 year term of the debt, or as the notes are converted, as interest expense. As of December 31, 2005, $450,000 of the note has been converted into 6,500,000 shares of common stock, and interest expense of $462,000 has been recorded. As of March 2006, this Note has been fully converted.

In April 2005, the Company commenced an offering to raise $2,000,000 by selling 8% Convertible Note. The Company raised $1,837,500 convertible at $.50 per share or 3,675,000 common shares. The intrinsic value of the beneficial conversion feature has been calculated at $1,007,000 and is being amortized over the 2 year term of the debt, or as the notes are converted, as interest expense. As of December 31, 2005, $1,600,000 of the notes have been converted into 3,190,000 shares of common stock, and interest expense of $776,680 has been recorded. Isuance costs in the form of commisions of $279,960 were paid to a third party in connection with issuance of these notes. The isue costs are being reported in the accompanying balance sheet for December 31, 2005 and amortized over the 2 year life of the note or as the notes are converted. As of December 31, 2005, $249,710 has been recorded as commission expense in the accompanying statement of operations for the year ended December 31, 2005. As of March 2006, the notes have been fully converted.

NOTE 3 - DISCONTINUED OPERATIONS

On September 15, 2003, KT Solutions, Inc., a California corporation and wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy in Alameda County, Oakland, California. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company. This disposal resulted in a gain on disposal of discontinued operations of $1,402,536.
 As of December 31, 2004, KT Solutions, Inc. had no assets or liabilities.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2005, the advance of $200,000 is a current liability of the Company.

NOTE 6 - ADVANCES

On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company was to acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. In December 2005, Management terminated the acquisition with GGT. As part of the agreement, the company advanced $480,000 to Global General Technologies, Inc.(California). As of December 31, 2005, the advances are considered uncollectible and have been written off in the accompanying statement of operations for the year ended December 31, 2005.

NOTE 7 - INCOME TAXES

         Deferred income tax assets consisted of the following:

                                       December 31,          December 31,
                                           2005                  2004
                                     ------------------    ------------------

Net operating loss carryforwards   $           917,926   $           209,061
Less valuation allowance                     (917,926)             (209,061)
                                     ------------------    ------------------
Deferred income tax assets         $                 -   $                 -
                                     ==================    ==================

         The valuation allowance increased $708,865 in 2005 and increased $36,076 in 2004, respectively. At December 31, 2005, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $2,699,783. These net operating loss carryforwards expire at various dates beginning in 2018 through 2025. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                              December 31,    December 31,
                                                  2005            2004
                                            ---------------  --------------
Provision (Benefit) at US Statutory Rate    $  (1,130,017)   $   (121,063)
Net Operating Losses
Non-Deductible Expenses                            421,152          84,987
Increase (Decrease) in Valuation Allowance         708,865          36,076
                                            ---------------  --------------
                                             $           -   $           -
                                            ===============  ==============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                   (FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LONG TERM DEBT

                                                 DECEMBER 31,
                                                     2005
                                               -----------------
8% Convertible Note due April 2007
     Conversion price $.07                    $         150,000

8% Convertible Note due April 2007
     Conversion price $.50                              237,500
                                               -----------------

         Total Debt                           $         387,500
                                               =================



NOTE 9 -SUBSEQUENT EVENTS

In January, the Company entered into a contract to purchase the 100% of the common stock of AirSpeak, Inc., a California corporation for 750,000 common shares of the Company plus $230,000 in cash payable over the next twelve months after the closing. In addition, during January and February 2006, the $387,500 balances of the Notes outstanding as of December 31, 2005 were converted into 2,546,429 shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2006


                GLOBAL GENERAL TECHNOLOGIES, INC.


                By: /s/ Shmuel Shneibalg
                ---------------------------------------------------------------
                Name: Shmuel Shneibalg
                ---------------------------------------------------------------
                Title:  President, Chief Executive Officer, Secretary, and
                Director