Form 10QSB
period 2006-03-31
Global General Technologies, Inc.
filed 2006-05-22
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

For the transition period from _____ to _____
Commission File Number: 0-28417

GLOBAL GENERAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0599457
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

201 South Biscayne Blvd, 28th Floor
Miami Center, Miami, FL 33131-4325

(Address of principal executive offices)

(800) 936-3204

(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of May 22, 2006: 14,784,298 shares of common stock.

Transitional Small Business Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)

-:-

FINANCIAL STATEMENTS

MARCH 31, 2006 AND DECEMBER 31, 2005

__________________________

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2006	2005
ASSETS
Current Assets:
Cash		$74,459	$331,819
Total Current Assets		74,459	331,819
Other Assets:
Fixed Assets	$7,236
Depreciation	(238)
Net Fixed Assets		6,998
Deferred Charges			30,250

Total Assets		$81,457	$362,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable and accrued expenses		$16,093	$19,666
Escrow Advance		200,000	200,000
Total Current Liabilities		216,093	219,666
Long Term Liabilities:
Notes payable		74,996
Convertible notes payable		-	387,500
Beneficial Conversion Feature of notes payable		-	(368,320)
Total Long Term Liabilities		74,996	19,180

Total Liabilities		291,089	238,846

Stockholders' Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized
Series A convertible preferred stock; -0- shares
issued and outstanding; $1.00 stated value		-	-
Series B convertible preferred stock; -0- shares
issued and outstanding; $1,000.00 stated value		-	-
Common stock - $0.001 par value; 100,000,000
shares authorized; 14,784,298 and 2,547,869 shares
shares outstanding		14,783	12,237
Additional paid-in capital		11,659,976	11,275,026
Notes receivable from stockholders		(600,000)	(600,000)
Retained deficit		(6,860,545)	(6,860,545)
Deficit accumulated during development stage		(4,423,846)	(3,703,495)

Total Stockholders' Equity		(209,632)	(123,223)

Total Liabilities and Stockholders' Equity		$81,457	$362,069

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From
			September 15,
	For the	For the	2003
	Three Months	Three Months	Inception of
	Ended March	Ended March	Development
	31, 2006	30, 2005	Stage

Sales	$-	$-	$-

Operating Expenses
Compensation	105,000	-	921,392
Consulting	120,596	500,000	979,548
Professional fees	37,318		365,708
Commissions	30,250	-	279,960
General & Administrative	58,867	75,867	183,778
Total Operating Expenses	352,031	575,867	2,730,386

Other Income (Expense)
Interest Expense from Convertible Notes	(368,320)	-	(1,607,400)
Write Down of Uncollectible Advances	-	-	(480,000)
Total Other Income (Expense)	-	-	(2,087,400)

Income (Loss) from Continuing Operations	(720,351)	(575,867)	(4,817,786)

Discontinued Operations
Gain (Loss) on disposal of discontinued operations	-	-	-
Income (Loss) from Discontinued Operations	-	-	-

Net Income (Loss)	$(720,351)	$(575,867)	$(4,817,786)

Basic and Diluted Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.13)	$(0.23)
Income (Loss) from Discontinued Operations	$-	$-
Net Income (Loss)	$(0.13)	$(0.23)

Weighted Average Number of Common Shares
Used in Per Share Calculation	5,358,530	2,547,869

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable From	Retained	Cumulative From Sept 15, 2003 Inception of
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Stage
Stock Issued for net assets	-	$-	166,237	$166	$3,583,834	$-	$-	$-
Acquired, June 1, 2000
Expenses paid by shareholder	-	-	728	1	231,295	-	-	-
Cash contributed by shareholder	-	-	626	1	198,999	-	-	-
Notes payable and accrued interest
assumed by shareholder	-	-	624	1	198,400	-	-	-
Net loss for the period	-	-	-	-	-	-	(1,177,091)	-

Balance - December 31, 2000	-	-	168,215	169	4,212,528	-	(1,177,091)	-
Expenses paid by shareholder	-	-	1,097	1	348,621	-	-	-
Accounts payable and interest paid
by shareholder	-	-	1,725	2	548,012	-	-	-
Assumption of note payable
from shareholder	-	-	(78)	-	(25,000)	-	-	-
Shares issued for services	-	-	8,000	8	199,992	-	-	-
Shares issued for notes receivable
from stockholders, $.05 per share	-	-	46,100	46	1,152,454	(1,042,500)	-	-
Shares issued for notes receivable
from stockholders, $.10 per share	-	-	5,030	5	251,495	(181,500)	-	-
Services received in satisfaction of
notes receivable from stockholders	-	-	-	-	-	360,000	-	-
Acquisition of GoThink!.com	-	-	496	-	-	-	-	-
Private placement offering for cash	-	-	1,680	2	209,998	-	-	-
Foreign private placement offering
for cash	-	-	473	-	21,570	-	-	-
Cancellation of common stock and
related note receivable	-	-	(5)	-	(250)	250	-	-
Cash received on notes receivable
from stockholders	-	-	-	-	-	75,000	-	-

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable From	Accumulated	Cumulative From September 15, 2003 Inception of Development
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Stage
Net loss for the year	-	$-	-	$-	$-	$-	$(3,385,139)	$-

Balance - December 31, 2001	-	-	232,733	233	6,919,420	(788,750)	(4,562,230)	-
Issuance of common stock	-	-	18,112	18	311,687	-	-	-
Issuance of common stock for
Services provided	-	-	6,100	6	113,494	-	-	-
Cancellation of common stock
And related note receivable	-	-	(500)	(1)	(24,999)	25,000	-	-
Issuance of Series A preferred
Stock for software	875,000	875,000	-	-	-	-	-	-
Cancellation of note receivable
From shareholders	-	-	-	-	(163,750)	163,750	-	-
Net Income (loss) for year	-	-	-	-	-	-	(3,603,276)	-

Balance - December 31, 2002	875,000	875,000	256,445	256	7,155,852	(600,000)	(8,165,506)	-
Issuance of common stock for
Services provided	-	-	2,000	2	1,998	-	-	-
Cancellation of common stock
For capitalized software	-	-	(3,800)	(4)	(7,596)	-	-	-
Cancellation of preferred stock
For content license and
Resale agreement	(875,000)	(875,000)	-	-	-	-	-	-
Capital contributed by shareholder	-	-	-	-	227,500	-	-	-
Net Income (loss) for year	-	-	-	-	-	-	(97,575)	(23,848)

Balance - December 31, 2003	-	-	254,645	254	7,377,754	(600,000)	(8,263,081)	(23,848)

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable From	Accumulated	Cumulative From Sept 15, 2003 Inception of Development
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Stage

Shares issued for services	-	$-	2,293,224	$2,293	$249,962	$-	$-	$-
Net Income (loss) for year	-	-	-	-	-	-	1,402,536	(356,069)

Balance - December 31, 2004	-	-	2,547,869	2,547	7,627,716	(600,000)	(6,860,545)	(379,917)
Beneficial Conversion Feature of
Convertible Notes	-	-	-	-	1,607,000	-	-	-
Shares issued for convertible notes at
$.07 per share	-	-	6,500,000	6,500	448,500	-	-	-
Shares issued for convertible notes at
$.50 per share	-	-	3,190,000	3,190	1,591,810	-	-
Net Income (loss) for year	-	-	-	-	-	-	-	(3,323,578)

Balance - December 31, 2005	-	-	$12,237,869	$12,237	$11,275,026	$(600,000)	$(6,860,545)	$(3,703,495)

Shares issued for convertible notes at
$.07 per share	-	-	2,071,429	$2,071	$147,929	-	-
Shares issued for convertible notes at
$.50 per share	-	-	475,000	$475	$237,025	-	-
Net Income (loss) for The period								(720,351)

Balance - March 31, 2006	-	-	14,784,298	$14,783	$11,659,976	(600,000)	$(6,860,545)	$(4,423,846)

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(Formerly Knowledge Transfer Systems, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005	For the Three Months Ended March 31, 2005	Cumulative From September 15 2003 Inception of Development Stage
Cash Flows From Operating Activities
Net loss	$(720,351)	$(575,867)	$(4,023,578)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest Expense from Convertible Notes	368,320	-	1,238,680
Write Down of Uncollectible Advances	-	-	480,000
Common stock issued for services	-	-	252,255
Gain on disposal of discontinued operations	-	-	-
Changes in Assets and Liabilities
Deferred charge	(30,250)	-	(30,250)
Trade accounts payable and accrued expenses	9,467	15,712	(53,404)
Net cash used in operating activities	(372,814)	(560,155)	(2,136,297)

Cash Flows from Investing Activities
Fixed assets	(8,651)
Cash Advances to GGT		-	(480,000)
Net cash provided by (used in) investing activities	(8,561)	-	(480,000)

Cash Flows from Financing Activities
Escrow advance	-	-	200,000
Proceeds from note payable	74,994	600,000	2,512,494
Net cash provided by (used in) financing activities	74,994	600,000	2,712,494

Net Increase/(Decrease) In Cash	(257,360)	39,845
Cash at Beginning of Period	331,819	-
Cash at End of Period	$74,459	$39,845	$74,459

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$	$-	$400

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial Conversion Feature of Convertible Notes	$	$-	$1,607,000
Write Down of Uncollectible Advances		$-	$480,000
Common stock issued for services provided	$-	$-	$252,255

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
(FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

CHANGE IN CONTROL - An Information Statement was filed on or about June 3, 2005, to the holders of record as of the close of business on March 31, 2005 of shares of the common stock (the “Common Stock”) of Knowledge Transfer Systems, Inc. (the “Company”), a Nevada corporation. The purpose of the Information Statement was to notify such stockholders that on April 5, 2005, the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holders of a majority of the outstanding shares of Common Stock (the “Majority Stockholders”). The Majority Stockholders are holders of 2,293,547 of the issued and outstanding shares of Common Stock (representing approximately 90%). The Written Consent approves the Certificate of Amendment to the Articles of Incorporation of the Company (the “Certificate of Amendment”) pursuant to which the Company’s name will be changed to “Global General Technologies (the “Name Change”).

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

BUSINESS CONDITION - The Company has an accumulated deficit as of December 31, 2005 and 2004 of $10,564,040 and $7,240,462, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. In January 2006, the Company signed a contract to purchase the outstanding common stock of AirSpeak, Inc. (“see “Subsequent Events”) for 750,000 shares of the Company’s stock and $230,000 in cash payable over twelve months. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance that the AirSpeak transaction will close. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,	December 31,
	2005	2004

Net operating loss carryforwards	$917,926	$209,061
Less valuation allowance	(917,926)	(209,061)
Deferred income tax assets	$-	$-

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

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	December 31,	December 31,
	2005	2004
Provision (Benefit) at US Statutory Rate	$(1,130,017)	$(121,063)
Net Operating Losses
Non-Deductible Expenses	421,152	84,987
Increase (Decrease) in Valuation Allowance	708,865	36,076
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

GLOBAL GENERAL TECHNOLOGIES, INC.
(FORMERLY KNOWLEDGE TRANSFER SYSTEMS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LONG TERM DEBT

December 31,
2005
8% Convertible Note due April 2007
Conversion price $.07	$150,000

8% Convertible Note due April 2007
Conversion price $.50	237,500

Total Debt	$387,500

NOTE 9 -SUBSEQUENT EVENTS

In January, the Company entered into a contract to purchase the 100% of the common stock of AirSpeak, Inc., a California corporation for 750,000 common shares of the Company plus $230,000 in cash payable over the next twelve months after the closing. In addition, during January and February 2006, the $387,500 balances of the Notes outstanding as of December 31, 2005 were converted into 2,546,429 shares of the Company’s common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," “our” or "us" refer to Global General Technologies, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. Many of these statements can be found by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required to do so pursuant to federal securities laws.

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

Plan of Operation

The Company had no operations and revenues during the fiscal quarter ended March 31, 2006, as it had not during each of the last two fiscal years ended December 31, 2005 and 2004. Going forward, the Company intends to pursue and implement the Company's business plan pertaining to international and domestic homeland security and to acquire Airspeak, Inc., a California corporation, as further discussed below.

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

The Silent Soldier has been engineered specifically to be used at high value large scale facilities such as oil refineries, pipeline, port terminals and military installations. Founded on intelligent video, advanced sensors and a proprietary seamless communication technology, the system was developed to provide protection through long range threat detection and identification. Unlike current security systems, this early-warning technology distinguishes itself by providing a preventative security system, rather than one designed as reactionary to attacks.

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

In addition, the Company also intends to acquire Airspeak, Inc., a California corporation ("Airspeak"). On January 26, 2006, the Company entered into a Stock Purchase Agreement (the "Agreement") with Airspeak, and Migdat Hodzic, who is the principal shareholder and sole director and officer of Airspeak. Pursuant to the Agreement. At a closing that is to be held upon the satisfaction of certain conditions, the Company will purchase from Mr. Hodzic his shares of Airspeak's common stock, which represent 95% of the issued and outstanding shares of Airspeak's common stock. In consideration therefor, the Company shall deliver to Mr. Hodzic at the closing the following: (a) $50,000 by certified check or wire transfer, subject to the cancellation of the $20,000 in escrow; (b) $180,000 by delivery of a promissory note, pursuant to which such amount shall be paid in twelve monthly installments of $15,000 each, without interest; and (c) 750,000 shares of the Company's common stock. The Company has the right to terminate the Agreement if its due diligence investigation indicates that any of the information provided is false or reveals any information that adversely affects the value of Airspeak or Mr. Hodzic's shares.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2006 reflects that we have cash in the amount of $74,459. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of approximately $2,500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

We will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2006.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer

32.1	Section 1350 Certifications

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006

GLOBAL GENERAL TECHNOLOGIES, INC.

By: /s/ Shmuel Shneibalg
Name: Shmuel Shneibalg
Title: President, Chief Executive Officer, Secretary, and Director