Form 10QSB
period 2006-06-30
Global General Technologies, Inc.
filed 2006-08-22
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number: 0-28417

                        GLOBAL GENERAL TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Nevada                            76-0599457
                        ------                            ----------
           (State or other jurisdiction of     (IRS Employer Identification No.)
                    incorporation)

                       201 South Biscayne Blvd, 28th Floor
                       Miami Center, Miami, FL 33131-4325
                              --------------------
                    (Address of principal executive offices)

                                 (800) 936-3204
                             ----------------------
                (Issuer's Telephone Number, Including Area Code)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Number of shares of common stock outstanding as of June 30, 2006: 16,473,663 shares of common stock.

Transitional Small Business Format (check one):  Yes  [  ]      No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

ITEM 1.     FINANCIAL STATEMENTS.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                 JUNE 30,           DECEMBER 31,
                                  ASSETS                                           2006                 2005
                                                                             ------------------   ------------------
CURRENT ASSETS:
     Cash                                                                   $           52,338   $           331,819
                                                                             ------------------   ------------------
     Total Current Assets                                                               52,338               331,819
                                                                             ------------------   ------------------
FIXED ASSETS:
      Fixed Assets                                                                       9,501                    -
       Less accumulated depreciation                                                      (850)                   -
                                                                             ------------------   ------------------
      Net Fixed Assets                                                                   8,651                    -
                                                                             ------------------   ------------------
OTHER ASSETS:
     Deferred Charges                                                                        -               30,250
                                                                             ------------------   ------------------
                                                                                             -               30,250
                                                                             ------------------   ------------------

TOTAL ASSETS                                                                $           60,989   $          362,069
                                                                             ==================   ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable and accrued expenses                            $           44,120   $           19,666
     Escrow Advance                                                                    200,000              200,000
                                                                             ------------------   ------------------
     Total Current Liabilities                                                         244,120              219,666
                                                                             ------------------   ------------------
LONG TERM LIABILITIES:
      Notes payable                                                                    200,000
     Convertible notes payable                                                               -              387,500
     Beneficial Conversion Feature of notes payable                                          -             (368,320)
                                                                             ------------------   ------------------
     Total Long Term Liabilities                                                       200,000               19,180
                                                                             ------------------   ------------------

TOTAL LIABILITIES                                                                      444,120              238,846
                                                                             ------------------   ------------------

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.001 par value;  10,000,000  shares authorized Series A convertible preferred stock; -0- shares
               issued and outstanding; $1.00 stated value                                    -                    -
          Series B convertible preferred stock; -0- shares
               issued and outstanding; $1,000.00 stated value                                -                    -
     Common stock - $0.001 par value; 100,000,000
          shares authorized; 16,473,663 and 12,237,869 shares
          shares outstanding                                                            16,472               12,237
     Additional paid-in capital                                                     12,350,041           11,275,026
     Notes receivable from stockholders                                               (600,000)            (600,000)
     Retained deficit                                                               (6,860,545)          (6,860,545)
     Deficit accumulated during development stage                                   (5,289,099)          (3,703,495)
                                                                             ------------------   ------------------

     TOTAL STOCKHOLDERS' EQUITY                                                       (383,131)             123,223
                                                                             ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           60,989   $          362,069
                                                                             ==================   ==================

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   FOR THE               FOR THE
                                                                 THREE MONTHS         THREE MONTHS
                                                                  ENDED JUNE           ENDED JUNE
                                                                   30, 2006             30, 2005
                                                              -------------------   ------------------
SALES                                                        $                 -   $                -
                                                              -------------------   ------------------

OPERATING EXPENSES
     Compensation                                                        105,000               53,000
     Consulting                                                          661,778              123,952
     Professional fees                                                    22,000               66,245
     Commissions                                                               -               89,700
     General & Administrative                                             27,484               10,524
                                                              -------------------   ------------------
Total Operating Expenses                                                 816,262              343,421
                                                              -------------------   ------------------

OTHER INCOME (EXPENSE)
     Interest Expense from Convertible Notes                             (49,000)            (624,000)
     Write Down of Uncollectible Advances                                      -                    -
                                                              -------------------   ------------------
Total Other Income (Expense)                                             (49,000)            (624,000)
                                                              -------------------   ------------------

Income (Loss) from Continuing Operations                                 (865,262)            (967,421)
                                                              -------------------   ------------------

DISCONTINUED OPERATIONS
     Gain (Loss) on disposal of discontinued operations                        -                    -
                                                              -------------------   ------------------
Income (Loss) from Discontinued Operations                                     -                    -
                                                              -------------------   ------------------

NET INCOME (LOSS)                                            $           (865,262)  $        (967,421)
                                                              ===================   ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) from Continuing Operations                     $              (0.06)  $            (0.38)
Income (Loss) from Discontinued Operations                   $                 -    $                -
                                                              -------------------   ------------------
Net Income (Loss)                                            $              (0.06)  $           (0.38)
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         15,334,854            2,547,869
                                                              ===================   ==================

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                             CUMULATIVE
                                                                                                                FROM
                                                                                                            SEPTEMBER 15,
                                                                   FOR THE               FOR THE                2003
                                                                  SIX MONTHS           SIX MONTHS           INCEPTION OF
                                                                  ENDED JUNE           ENDED JUNE            DEVELOPMENT
                                                                   30, 2006             30, 2005                STAGE
                                                              -------------------   ------------------  --------------------
SALES                                                        $                 -   $                -    $                -
                                                              -------------------   ------------------    ------------------

OPERATING EXPENSES
     Compensation                                                        210,000               53,000               632,452
     Consulting                                                          782,374              623,952             1,141,326
     Professional fees                                                    59,318               66,245               387,708
     Commissions                                                          30,250               89,700               279,960
     General & Administrative                                             86,342               86,391               711,253
                                                              -------------------   ------------------    ------------------
Total Operating Expenses                                               1,168,284              919,288             3,152,699
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest Expense from Convertible Notes                            (417,320)            (624,000)            (1,656,400)
     Write Down of Uncollectible Advances                                      -                    -               (480,000)
                                                              -------------------   ------------------    ------------------
Total Other Income (Expense)                                            (417,320)            (624,000)            (2,136,400)
                                                              -------------------   ------------------    ------------------

Income (Loss) from Continuing Operations                               (1,585,604)          (1,543,288)           (5,289,099)
                                                              -------------------   ------------------    ------------------

NET INCOME (LOSS)                                            $         (1,585,604)  $      (1,543,288)    $       (5,289,099)
                                                              ===================   ==================    ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Income (Loss) from Continuing Operations                     $              (0.11)  $           (0.61)
Income (Loss) from Discontinued Operations                   $                 -    $                -
                                                              -------------------   ------------------
Net Income (Loss)                                            $              (0.11)  $           (0.61)
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         14,422,970            2,547,869
                                                              ===================   ==================










   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                                                  SEPTEMBER 15
                                                           FOR THE               FOR THE             2003
                                                          SIX MONTHS            SIX MONTHS       INCEPTION OF
                                                          ENDED JUNE            ENDED JUNE        DEVELOPMENT
                                                           30, 2006              30, 2005            STAGE
                                                     --------------------- --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $         (1,585,604)     $     (1,543,288)  $   (5,289,099)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation Expense                                             850                     -              850
     Interest Expense from Convertible Notes                      417,320               600,000        1,656,000
     Write Down of Uncollectible Advances                               -                     -          480,000
     Common stock issued for services                             567,754                     -          820,009
     Gain on disposal of discontinued operations                        -                     -                -
Changes in Assets and Liabilities
     Advances                                                           -              (180,000)               -
     Deferred charge                                               30,250                     -                -
     Trade accounts payable and accrued expenses                   24,454               120,683          (38,417)
                                                     --------------------- --------------------------------------
Net cash used in operating activities                            (544,976)           (1,002,605)      (2,370,657)
                                                     --------------------- --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets                                                       (9,501)                    -           (9,501)
Cash Advances to GGT                                                    -                     -         (480,000)
                                                     --------------------- --------------------------------------
Net cash provided by (used in) investing activities                (9,501)                    -         (489,501)
                                                     --------------------- --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Escrow advance                                                          -                     -          200,000
Proceeds from note payable                                        274,996             1,220,000        2,712,496
                                                     --------------------- --------------------------------------
Net cash provided by (used in) financing activities               274,996             1,220,000        2,912,496
                                                     --------------------- --------------------------------------

Net Increase/(Decrease) In Cash                                 (279,481)               217,395           52,338
Cash at Beginning of Period                                       331,819                     -                -
                                                     --------------------- --------------------------------------

Cash at End of Period                                $             52,338  $            217,395  $        52,338
                                                     ===================== ======================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                           $                  -  $                  -  $              -
Cash paid for interest                               $                  -  $                  -  $            400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Beneficial Conversion Feature of Convertible Notes   $            417,320  $                  -  $      1,656,000
Write Down of Uncollectible Advances                 $                  -  $                  -  $        480,000
Common stock issued for services provided            $            567,754  $                  -  $        820,009


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The unaudited financial statements as of June 30, 2006, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

BUSINESS CONDITION - The Company has an accumulated deficit as of June 30, 2006 and December 31, 2005 of $12,149,644 and $10,564,040, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. In January 2006, the Company signed a contract to purchase the outstanding common stock of AirSpeak, Inc. ("see "Subsequent Events") for 750,000 shares of the Company's stock and $230,000 in cash payable over twelve months. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance that the AirSpeak transaction will close. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
(Continued)

FIXED ASSETS- Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the related assets as follows;

                  Computer Equipment -      5 years
                  Furniture & Fixtures-     7 years

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated useful lives.

Depreciation expense of $850 was recorded for the six months ended June 30, 2006.


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

In January 2006, the Company entered into a contract to purchase the 100% of the common stock of AirSpeak, Inc., a California corporation for 750,000 common shares of the Company plus $230,000 in cash payable over the next twelve months after the closing. In addition, during January and February 2006, the $387,500 balances of the Notes outstanding as of December 31, 2005 were converted into 2,546,429 shares of the Company's common stock.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

During the three months ended June 30, 2006, $74,996 of notes payable were exchanged for 260,000 shares of common stock. The Company also issued 1,429,365 shares of common stock for expenses valued at $564,750.

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2005 and June 30, 2006, the advance of $200,000 is a current liability of the Company.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




NOTE 7 - INCOME TAXES

         Deferred income tax assets consisted of the following:

                                       December 31,           December 31,
                                           2005                   2004

Net operating loss carryforwards  $            917,926    $           209,061
Less valuation allowance                     (917,926)              (209,061)
                                  ---------------------  ---------------------
Deferred income tax assets        $                  -    $                 -
                                  =====================  =====================

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

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                               December 31,        December 31,
                                                   2005                2004
                                             ------------------  ------------------
Provision (Benefit) at US Statutory Rate        $  (1,130,017)       $   (121,063)
Net Operating Losses
Non-Deductible Expenses                                421,152              84,987
Increase (Decrease) in Valuation Allowance             708,865              36,076
                                             ------------------  ------------------
                                                    $        -          $        -
                                             ==================  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Global General Technologies, Inc., unless the context otherwise indicates.

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

PLAN OF OPERATION

The Company had no operations and revenues during the fiscal quarter ended June 30, 2006, as it had not during each of the last two fiscal years ended December 31, 2005 and 2004. Going forward, the Company intends to pursue and implement the Company's business plan pertaining to international and domestic homeland security and to acquire Airspeak, Inc., a California corporation, as further discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2006 reflects that we have cash in the amount of $52,338. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of approximately $2,500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2006, $74,996 of notes payable were exchanged for 260,000 shares of common stock. The Company also issued 1,429,365 shares of common stock for expenses valued at $564,750.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

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

Dated: August 21, 2006

                              GLOBAL GENERAL TECHNOLOGIES, INC.

                             By:      /s/ Shmuel Shneibalg _
                             Name: Shmuel Shneibalg
                             Title:   President, Chief Executive Officer,
                             Secretary, and Director