Form 10QSB
period 2006-09-30
Global General Technologies, Inc.
filed 2006-11-20
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2006

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
                           CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,        DECEMBER 31,
                                  ASSETS                                           2006                 2005
                                                                             ------------------   ------------------
CURRENT ASSETS:
     Cash                                                                   $           50,000   $          331,819
                                                                             ------------------   ------------------
     Total Current Assets                                                               50,000              331,819
                                                                             ------------------   ------------------
FIXED ASSETS:
      Fixed Assets                                                                       9,501                    -
       Less accumulated depreciation                                                   (1,700)                    -
                                                                             ------------------   ------------------
      Net Fixed Assets                                                                   7,801                    -
                                                                             ------------------   ------------------
OTHER ASSETS:
     Deferred Charges                                                                        -               30,250
                                                                             ------------------   ------------------
                                                                                             -               30,250
                                                                             ------------------   ------------------

TOTAL ASSETS                                                                $           57,801   $          362,069
                                                                             ==================   ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable and accrued expenses                            $          156,120   $           19,666
     Escrow Advance                                                                    200,000              200,000
                                                                             ------------------   ------------------
     Total Current Liabilities                                                         356,120              219,666
                                                                             ------------------   ------------------
LONG TERM LIABILITIES:
      Notes payable                                                                    198,000
     Convertible notes payable                                                               -              387,500
     Beneficial Conversion Feature of notes payable                                          -            (368,320)
                                                                             ------------------   ------------------
     Total Long Term Liabilities                                                       198,000               19,180
                                                                             ------------------   ------------------

TOTAL LIABILITIES                                                                      554,120              238,846
                                                                             ------------------   ------------------

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.001 par value;  10,000,000  shares authorized Series A convertible preferred stock; -0- shares
               issued and outstanding; $1.00 stated value                                    -                    -
          Series B convertible preferred stock; -0- shares
               issued and outstanding; $1,000.00 stated value                                -                    -
     Common stock - $0.001 par value; 100,000,000
          shares authorized; 20,738,663 and 12,237,869 shares
          shares outstanding                                                            20,737               12,237
     Additional paid-in capital                                                     14,493,777           11,275,026
     Notes receivable from stockholders                                               (600,000)            (600,000)
     Retained deficit                                                               (6,860,545)          (6,860,545)
     Deficit accumulated during development stage                                   (6,557,650)          (3,703,495)
                                                                             ------------------   ------------------

     TOTAL STOCKHOLDERS' EQUITY                                                       (496,319)             123,223
                                                                             ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           57,801   $          362,069
                                                                             ==================   ==================

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            (UNAUDITED)
                                                                   FOR THE               FOR THE
                                                                 THREE MONTHS         THREE MONTHS
                                                                  ENDED SEPT           ENDED SEPT
                                                                   30, 2006             30, 2005
                                                              -------------------   ------------------

SALES                                                        $                 -   $                -
                                                              -------------------   ------------------

OPERATING EXPENSES
     Compensation                                                         90,000              103,000
     Consulting                                                          673,242              198,952
     Professional fees                                                    22,000               96,245
     Commissions                                                               -               89,700
     General & Administrative                                             45,309               57,308
                                                              -------------------   ------------------
Total Operating Expenses                                                 830,551              545,205
                                                              -------------------   ------------------

OTHER INCOME (EXPENSE)
     Interest Expense from Convertible Notes                           (438,000)            (156,400)
     Write Down of Uncollectible Advances                                      -                    -
                                                              -------------------   ------------------
Total Other Income (Expense)                                           (438,000)            (156,400)
                                                              -------------------   ------------------

Income (Loss) from Continuing Operations                              (1,268,551)            (701,605)
                                                              -------------------   ------------------

NET INCOME (LOSS)                                            $        (1,268,551)  $        (701,605)
                                                              ===================   ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)                                            $             (0.08)  $           (0.27)

                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         16,447,470            2,602,217
                                                              ===================   ==================

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             CUMULATIVE
                                                                                                                FROM
                                                                            (UNAUDITED)                     SEPTEMBER 15,
                                                                   FOR THE               FOR THE                2003
                                                                 NINE MONTHS           NINE MONTHS          INCEPTION OF
                                                                  ENDED SEPT           ENDED SEPT            DEVELOPMENT
                                                                   30, 2006             30, 2005                STAGE
                                                              -------------------   ------------------  --------------------
SALES                                                        $                 -   $                -    $                -
                                                              -------------------   ------------------    ------------------

OPERATING EXPENSES
     Compensation                                                        300,000              156,000               722,452
     Consulting                                                        1,455,616              822,904             1,814,568
     Professional fees                                                    81,318              162,490               409,708
     Commissions                                                          30,250              179,400               279,960
     General & Administrative                                            131,651              143,699               756,562
                                                              -------------------   ------------------    ------------------
Total Operating Expenses                                               1,998,835            1,464,493             3,983,250
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest Expense from Convertible Notes                           (855,320)            (232,023)            (2,094,400)
     Write Down of Uncollectible Advances                                      -                    -              (480,000)
                                                              -------------------   ------------------    ------------------
Total Other Income (Expense)                                           (855,320)            (232,023)            (2,574,400)
                                                              -------------------   ------------------    ------------------

Income (Loss) from Continuing Operations                              (2,854,155)          (1,696,516)           (6,557,650)
                                                              -------------------   ------------------    ------------------

NET INCOME (LOSS)                                            $        (2,854,155)  $      (1,696,516)    $       (6,557,650)
                                                              ===================   ==================    ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)                                            $             (0.19)  $           (0.66)
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         15,435,220            2,566,184
                                                              ===================   ==================










   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                    (UNAUDITED)                  SEPTEMBER 15
                                                           FOR THE               FOR THE             2003
                                                         NINE MONTHS           NINE MONTHS       INCEPTION OF
                                                          ENDED SEPT            ENDED SEPT        DEVELOPMENT
                                                           30, 2006              30, 2005            STAGE
                                                     --------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $        (2,854,155)     $     (1,696,516)  $   (6,557,650)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation Expense                                           1,700                     -            1,700
     Interest Expense from Convertible Notes                      855,320               173,623        2,094,000
     Write Down of Uncollectible Advances                               -               480,000          480,000
     Common stock issued for services                            783,117.                     -        1,040,509
     Gain on disposal of discontinued operations                        -                     -                -
Changes in Assets and Liabilities
     Advances                                                           -                                      -
     Deferred charge                                               30,250                     -         -
     Trade accounts payable and accrued expenses                  136,454               286,443         (73,583)
                                                     --------------------- -------------------- -----------------
Net cash used in operating activities                         (1,047,314)           (1,716,450)      (3,347,858)
                                                     --------------------- -------------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets                                                      (9,501)                     -          (9,501)
Cash Advances to GGT                                                    -                     -        (480,000)
                                                     --------------------- -------------------- -----------------
Net cash provided by (used in) investing activities               (9,501)                     -        (489,501)
                                                     --------------------- -------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Escrow advance                                                          -                     -          200,000
Proceeds from note payable                                        774,996             2,052,500        3,210,496
                                                     --------------------- -------------------- -----------------

Net cash provided by (used in) financing activities               774,996             2,052,500        3,410,496
                                                     --------------------- -------------------- -----------------

Net Increase/(Decrease) In Cash                                 (281,819)               336,050           50,000
Cash at Beginning of Period                                       331,819                     -
                                                     --------------------- -------------------- -----------------
Cash at End of Period                                $              50,000 $            336,050 $          50,000
                                                     ===================== ==================== =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                           $                   - $                 - $                -

Cash paid for interest                               $                   - $                 - $              400


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Beneficial Conversion Feature of Convertible Notes   $             855,320 $                 - $        2,094,000

Write Down of Uncollectible Advances                 $                   - $                 - $          480,000
Common stock issued for services provided            $             783,117 $                 - $        1,040,509


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The unaudited financial statements as of September 30, 2006, and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

BUSINESS CONDITION - The Company has an accumulated deficit as of September 30, 2006 and December 31, 2005 of $13,418,195 and $10,564,040, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. In January 2006, the Company signed a contract to purchase the outstanding common stock of AirSpeak, Inc. ("see "Subsequent Events") for 750,000 shares of the Company's stock and $230,000 in cash payable over twelve months. Management is currently renegotiating the contract to acquire Air Speak, Inc. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance that the AirSpeak transaction will close. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Depreciation expense of $1,700 was recorded for the nine months ended September 30, 2006.

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

During the three months ended June 30, 2006, $74,996 of notes payable were exchanged for 260,000 shares of common stock. The Company also issued 1,429,365 shares of common stock for expenses valued at $564,750.
From June 30, 2006 to September 30, 2006, the Company issued 3,775,000 shares of the Company's common stock for cash of $500,000 and issued 490,000 common shares for consulting services valued at $220,500.

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2005 and September 30, 2006, the advance of $200,000 is a current liability of the Company.

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

PLAN OF OPERATION

The Company had no operations and revenues during the fiscal quarter ended September 30, 2006, as it had not during each of the last two fiscal years ended December 31, 2005 and 2004. Going forward, the Company intends to pursue and implement the Company's business plan pertaining to international and domestic homeland security and to acquire Airspeak, Inc., a California corporation, as further discussed below.

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

At the closing, the parties shall enter into an employment agreement, pursuant to which Mr. Hodzic shall be employed by Airspeak. Such employment agreement will provide that Mr. Hodzic will receive an annual salary of $133,000 and commissions as follows: for each $1 million of personally initiated and direct sales of gaming related revenue generated during the 2 years after closing, 100,000 shares of the Company shares of common stock, prorated commensurately; 5.5% of all personally initiated and direct sales of gaming related revenue generated at any time after said 2 year period; 5.5% of all non-gaming revenue directly generated by Hodzic and 5.5% of all personally initiated outside investment monies made into Airspeak. The Company is currently renegotiating its agreement with Air Speak, inc.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2006 reflects that we have cash in the amount of $50,000. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of approximately $2,500,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2006, $500,000 of notes payable were exchanged for 3,775,000 shares of common stock. The Company also issued 490,000 shares of common stock for expenses valued at $220,500.

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

Dated: November 20, 2006

                                     GLOBAL GENERAL TECHNOLOGIES, INC.

                                    By:      /s/ Shmuel Shneibalg _
                                    Name:    Shmuel Shneibalg
                                    Title:   President, Chief Executive Officer,
                                    Secretary, and Director