Form 10KSB
period 2006-12-31
Global General Technologies, Inc.
filed 2007-05-15
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

The issuer's revenues for its fiscal year ended December 31, 2006 were $0.00.

Based on the closing sales price of the Common Stock on May 14, 2007, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 14, 2007 (a date within the past 60 days) was $1,351,178

The number of shares outstanding of the issuer's class of common stock outstanding as of May 14, 2007 is 53,043,663 shares.

Documents Incorporated By Reference:        None

Transitional  Small Business  Issuer  Disclosure  Format (check one):
Yes [ ] No [X].

                                      INDEX

                                                                                                                Page
PART I
    Item 1.          Description of Business...................................................................... 5
    Item 2.          Description of Property...................................................................... 7
    Item 3.          Legal Proceedings............................................................................ 7
    Item 4.          Submission of Matters to a Vote of Security Holders.......................................... 7

PART II
    Item 5.          Market for Common Equity and Related Stockholder Matters..................................... 8
    Item 6.          Management's Discussion and Analysis or Plan of Operation.................................... 9
    Item 7.          Financial Statements.........................................................................11
    Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........
                                                                                                                  12
    Item 8A.         Controls and Procedures......................................................................12
    Item 8B.         Other Information............................................................................12

PART III
    Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                     16(a) of the Exchange Act ...................................................................13
    Item 10.         Executive Compensation.......................................................................14
    Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder       15
                     Matters......................................................................................
    Item 12.         Certain Relationships and Related Transactions; Director Independence........................16
    Item 13.         Exhibits.....................................................................................16
    Item 14.         Principal Accountant Fees and Services.......................................................17

Signatures
Certification

Forward-Looking Statements

         This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Global General Technologies, Inc. (the "Company"). The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. Many of these statements can be found by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required under the federal securities laws.

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

                                     PART I

Item 1. Description of Business

History

According to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, the Company was formed on April 26, 1993 under the laws of Nevada. From its date of formation until December 31, 2002, the Company engaged in the development and sale of technology-based training solutions and software programs that were used to teach and train individuals to operate popular business and home use software programs. The Company ceased business operations during 2002.

Since October 2004, when Shmuel Shneibalg, our chief executive officer, acquired a controlling interest in the Company, the Company has been seeking to identify profitable business opportunities in which to invest. Since February 2005, the Company has focused on the acquisition of businesses engaged in the homeland security industry. On July 5, 2005, the Company changed its corporate name from "Knowledge Transfer Systems, Inc." to "Global General Technologies, Inc."

The Company is in the development stage and has not had any revenues since 2002.

We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a minimum of approximately $1,000,000 in expenses during the next twelve months of operations, primarily for research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital. We will have to issue our debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

Business

The Company, through its wholly-owned subsidiary H7 Security Systems, Inc., a Nevada corporation, designs, implements and maintains advanced intelligent surveillance systems/products for homeland security to be deployed in defense settings, serving as early warning systems for the protection of key national infrastructure assets for both domestic and international environments.

Management believes that key national infrastructure assets are constantly a risk and represent a huge opportunity. Accordingly, the Company has decided to focus developing and marketing early warning systems to protect oil refineries.

The Company has completed the development of its first product, the Silent Soldier Video Surveillance product, and has commenced the marketing of such product. This product leverages its object-tracking and intelligent video software to determine the viability of a threat, based on pre-determined criteria. In connection with its 360 degrees of view, its long-range capability enables ease of observation in the determination of `qualified activity.' This automated technology is equally effective at night as it is in the daytime, providing a remote interdiction system that truly defines early-warning. We intend to market and distribute the product through agents and sales representatives.

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

In January 2006, the Company entered into a contract to purchase 100% of the common stock of AirSpeak, Inc., a California corporation, for 750,000 common shares of the Company plus $230,000 in cash payable over the next twelve months after the closing. The Company has determined to terminate such agreement and no longer intends to consummate such transaction.

The Company in an integrator of solutions and purchases off the shelf products. Therefore the risk of lack of suppliers and materials is almost non-existent. For the development of proprietary software, various independent contractors are available.

Competition

Service companies such as SAIC and Logicon and aerospace-defense companies such as Lockheed, Raytheon and Northrup-Grumman, and many other smaller companies have entered the market for homeland security products and solutions.

Intellectual Property

We do not have any patents or trademarks.

Governmental Approvals; Governmental Regulation

In order to import or export defense products or services, International Traffic in Arms Regulation certification is typically required. Management believes that ITAR regulations will not be necessary as a result of the integration of products and the type of command and control technology software being developed by the Company.

Employees

As of May 31, 2007, the Company employed 3 full-time and 3 part-time employees.

Item 2.  Properties

The Company uses approximately 500 square feet at its principal offices located at 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, Florida 33131, at a cost of $500 a month, on a month-to-month basis. Management believes such space is adequate for the Company's corporate headquarters. H7 Security Systems, Inc. is a tenant occupying 2,147 square feet at 2055 Gateway Place, San Jose, California. The monthly rent under the lease for this space, which terminates July 31, 2008, is $4,254 for the first year (February 2006 through July 31,
2007), $4,465.76 for the second year and $4,644.68 for the third year. The lease was guaranteed by Appleby Partners, a New York limited liability company.

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

                                     PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company's Common Stock trades on the Bulletin Board under the symbol GLGT.OB. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on http://www.bloomberg.com for the periods indicated.

--------------------------------- ------------------------------------
       Financial Quarter                   Bid Information*
--------------------------------- ------------------------------------
   Year            Quarter            High Bid           Low Bid
------------ -------------------- ----------------- ------------------
2006         Fourth Quarter       $0.04             $0.025
------------ -------------------- ----------------- ------------------
             Third Quarter        $0.065            $0.04
------------ -------------------- ----------------- ------------------
             Second Quarter       $0.075            $0.05
------------ -------------------- ----------------- ------------------
             First Quarter        $0.9              $0.007
------------ -------------------- ----------------- ------------------
2005         Fourth Quarter       $0.9              $2.25
------------ -------------------- ----------------- ------------------
             Third Quarter        $0.6              $0.9
------------ -------------------- ----------------- ------------------
             Second Quarter       $0.25             $1.0
------------ -------------------- ----------------- ------------------
             First Quarter        $1.00             $0.12
------------ -------------------- ----------------- ------------------

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Holders. On May 14, 2007, there were approximately 1,396 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we issued 2,546,429 shares of our common stock in exchange for $387,500 of notes payable. In addition, we issued 31,009,365 shares of our common stock for expenses valued at $2,989,833. We also issued 7,250,000 shares of common stock in a share exchange agreement with H7 Security Systems, Inc.

The foregoing issuances were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder. No compensation was paid to any underwriter or broker in connection with any of those transactions.

Purchases of equity securities by the issuer and affiliated purchasers.

None

Item 6.  Management's Discussion and Analysis or Plan of Operation

The Company is in the development stage and has not had any revenues since 2002.

Since February 2005, the Company has focused on the acquisition of businesses engaged in the homeland security industry. The Company, through its wholly-owned subsidiary, H7 Security Systems, Inc., designs, implements and maintains advanced intelligent surveillance systems/products for homeland security to be deployed in defense settings, serving as early warning systems for the protection of key national infrastructure assets for both domestic and international environments. Management believes that key national infrastructure assets are constantly a risk and represent a huge opportunity. Accordingly, the Company has decided to focus on developing and marketing early warning systems to protect oil refineries.

Plan of Operation.

The Company has completed and commenced marketing its first product, the Silent Soldier Video Surveillance product. This product leverages its object-tracking and intelligent video software to determine the viability of a threat, based on pre-determined criteria. In connection with its 360 degrees of view, its long-range capability enables ease of observation in the determination of `qualified activity', This automated technology is equally effective at night as it is in the daytime, providing a remote interdiction system that truly defines early-warning. We intend to market and distribute the product through agents and sales representatives.

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

Liquidity and Capital Resources

At December 31, 2006, the Company's liabilities ($616,523) exceeded its assets ($24,639) by approximately $591,884, and the Company had $24,639 in available cash. We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a minimum of approximately $1,000,000 in expenses during the next twelve months of operations, primarily for research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital.

We will have to issue our debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

Off-Balance Sheet Arrangements
None.

Going Concern Considerations

The Company has an accumulated deficit as of December 31, 2006 and 2005 $14,656,481 and $10,564,040, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

Item 7.  Financial Statements









                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                       -:-

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 2006 AND 2005

                        GLOBAL GENERAL TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
Report Independent Registered Public Accountants..........................................................F - 1

Consolidated Balance Sheets - December 31, 2006 and 2005..................................................F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005,
     and the cumulative period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2006  ...............................................................................F - 3

Consolidated Statements of Stockholders' Equity for the Period From
     June 1, 2000 (inception) to December 31, 2006........................................................F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005,
     and the cumulative period from September 15, 2003 (Inception of Development Stage)
     to December 31, 2006   ..............................................................................F - 7

Notes to the Consolidated Financial Statements............................................................F - 8


                           --------------------------

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Global General Technologies, Inc.
 (A Development Stage Company)

         We have audited the accompanying consolidated balance sheet of Global General Technologies, Inc. (a development stage company) (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, and cash flows for the two years ended December 31, 2006 and 2005 and the consolidated statement of stockholders' equity from June 1, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global General Technologies, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 10, 2007

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,         December 31,
                                                                             ------------------   -----------------
                                                                                   2006                 2005
                                                                             ------------------   -----------------
                                  ASSETS
Current Assets:
    Cash                                                                    $           24,639   $         331,819
                                                                             ------------------   -----------------
    Total Current Assets                                                                24,639             331,819

Other Assets:
     Deferred charges                                                                        -              30,250
                                                                             ------------------   -----------------

Total Assets                                                                $           24,639   $
                                                                                                           362,069
                                                                             ==================   =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                                 $          199,121   $          19,666
     Due to Asset Growth Partners                                                      217,402                   -
     Escrow advance                                                                    200,000             200,000
                                                                             ------------------   -----------------
     Total Current Liabilities                                                         616,523             219,666
                                                                             ------------------   -----------------

Long Term Liabilities:
     Convertible notes payable                                                               -             387,500
     Beneficial conversion feature of notes payable                                          -            (368,320)
                                                                             ------------------   -----------------
     Total Long Term Liabilities                                                             -              19,180
                                                                             ------------------   -----------------

Total Liabilities                                                                      616,523             238,846
                                                                             ------------------   -----------------

Stockholders' Equity:
     Preferred stock - $0.001 par value; 10,000,000 shares
     authorized
          Series A  convertible preferred stock; -0- shares
               issued and outstanding; $1.00 stated value                                    -                   -
          Series B convertible preferred stock; -0- shares
               issued and outstanding; $1,000.00 stated value                                -                   -
     Common stock - $0.001 par value; 100,000,000
          shares authorized; 53,043,663 and 12,237,869 shares
          issued and outstanding                                                        53,044              12,237
     Additional paid-in capital                                                     14,611,553          11,275,026
     Notes receivable from stockholders                                               (600,000)           (600,000)
     Accumulated deficit                                                            (6,860,545)         (6,860,545)
     Deficit accumulated during development stage                                   (7,795,936)         (3,703,495)
                                                                             ------------------   -----------------

     Total Stockholders' Equity                                                       (591,884)            123,223
                                                                             ------------------   -----------------

Total Liabilities and Stockholders' Equity                                  $           24,639   $         362,069
                                                                             ==================   =================


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             Cumulative
                                                                                                                From
                                                                                                            September 15,
                                                                   For the               For the                2003
                                                                  Year Ended           Year Ended           Inception of
                                                                 December 31,         December 31,           Development
                                                                     2006                 2005                  Stage
                                                              -------------------   ------------------  --------------------
Sales                                                        $                 -   $                -    $                -
                                                              -------------------   ------------------    ------------------

Operating Expenses
     Compensation                                                              -              145,450               422,452
     Consulting                                                        3,565,016              358,952             3,923,968
     Professional fees                                                    59,943              227,392               388,333
     Commissions                                                          30,250              249,710               279,960
     General and administrative                                           59,237              622,994               684,148
                                                              -------------------   ------------------    ------------------
Total Operating Expenses                                               3,714,446            1,604,498             5,698,861
                                                              -------------------   ------------------    ------------------

Other Income (Expense)
     Interest expense from convertible notes                            (377,995)          (1,239,080)           (1,617,075)
     Write down of uncollectible advances                                      -             (480,000)             (480,000)
                                                              -------------------   ------------------    ------------------
Total Other Income (Expense)                                            (377,995)          (1,719,080)           (2,097,075)
                                                              -------------------   ------------------    ------------------

Net Income (Loss)                                            $        (4,092,441)  $       (3,323,578)   $       (7,795,936)
                                                              ===================   ==================    ==================


                                                              -------------------   ------------------
Basic and Diluted Income (Loss) Per Share                    $             (0.17)  $            (0.87)
                                                              ===================   ==================

Weighted Average Number of Common Shares
Used in Per Share Calculation                                         23,716,931            3,837,896
                                                              ===================   ==================



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                    Cumulative
                                                                                                                       From
                                                                                        Notes                       Sept 15, 2003
                                                                         Additional   Receivable                     Inception of
                                        Preferred Stock    Common Stock    Paid-In       From       Retained          Development
                                         --------------   --------------
                                         Shares  Amount   Shares  Amount   Capital   Stockholders    Deficit             Stage
                                         ------  ------   ------  ------  ----------  ------------   -----------   -----------------
Stock Issued for net assets                   -   $   -  166,237   $166  $3,583,834     $      -      $       -          $       -
   Acquired, June 1, 2000
Expenses paid by shareholder                  -       -      728      1     231,295            -              -                  -
Cash contributed by shareholder               -       -      626      1     198,999            -              -                  -
Notes payable and accrued interest
   assumed by shareholder                     -       -      624      1     198,400            -              -                  -
Net loss for the period                       -       -        -      -           -            -    (1,177,091)                  -
                                         ------  ------   ------  ------  ----------  ------------   -----------   -----------------

Balance - December 31, 2000                   -       -  168,215    169   4,212,528            -    (1,177,091)                  -
Expenses paid by shareholder                  -       -    1,097      1     348,621            -              -                  -
Accounts payable and interest paid
   by shareholder                             -       -    1,725      2     548,012            -              -                  -
Assumption of note payable
   from shareholder                           -       -     (78)      -    (25,000)            -              -                  -
Shares issued for services                    -       -    8,000      8     199,992            -              -                  -
Shares issued for notes receivable
   from stockholders, $.05 per share          -       -   46,100     46   1,152,454  (1,042,500)              -                  -
Shares issued for notes receivable
   from stockholders, $.10 per share          -       -    5,030      5     251,495    (181,500)              -                  -
Services received in satisfaction of
   notes receivable from stockholders         -       -        -      -           -      360,000              -                  -
Acquisition of GoThink!.com                   -       -      496      -           -            -              -                  -
Private placement offering for cash           -       -    1,680      2     209,998            -              -                  -
Foreign private placement offering
   for cash                                   -       -      473      -      21,570            -              -                  -
Cancellation of common stock and
   related note receivable                    -       -      (5)      -       (250)          250              -                  -
Cash received on notes receivable
   from stockholders                          -       -        -      -           -       75,000              -                  -

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                       Cumulative
                                                                                                                        From
                                                                                                                     September 15,
                                                                                       Notes                              2003
                                                                         Additional  Receivable                       Inception of
                                    Preferred Stock      Common Stock       Paid-In    From        Accumulated        Development
                                  -------------------  ----------------
                                    Shares     Amount   Shares    Amount    Capital Stockholders    Deficit             Stage
                                  ---------  ---------  -------  -------  ---------  ----------   -----------  -------------------
Net loss for the year                     -    $     -        -  $     -   $      -    $      -   $(3,385,139)           $      -
                                  ---------  ---------  -------  -------  ---------  ----------   -----------  -------------------

Balance - December 31, 2001               -          -  232,733      233  6,919,420   (788,750)    (4,562,230)                  -
Issuance of common stock                  -          -   18,112       18    311,687           -              -                  -
Issuance of common stock for
   Services provided                      -          -    6,100        6    113,494           -              -                  -
Cancellation of common stock
   And related note receivable            -          -    (500)      (1)   (24,999)      25,000              -                  -
Issuance of Series A preferred
   Stock for software               875,000    875,000        -        -          -           -              -                  -
Cancellation of note receivable
   From shareholders                      -          -        -        -  (163,750)     163,750              -                  -
Net Income (loss) for year                -          -        -        -          -           -    (3,603,276)                  -
                                  ---------  ---------  -------  -------  ---------  ----------   -----------  -------------------

Balance - December 31, 2002         875,000    875,000  256,445      256  7,155,852   (600,000)    (8,165,506)                  -
Issuance of common stock for
   Services provided                      -          -    2,000        2      1,998           -              -                  -
Cancellation of common stock
   For capitalized software               -          -  (3,800)      (4)    (7,596)           -              -                  -
Cancellation of preferred stock
   For content license and
   Resale agreement               (875,000)  (875,000)        -        -          -           -              -                  -
Capital contributed by shareholder        -          -        -        -    227,500           -              -                  -
Net Income (loss) for year                -          -        -        -          -           -       (97,575)           (23,848)
                                  ---------  ---------  -------  -------  ---------  ----------   -----------  -------------------

Balance - December 31, 2003               -          -  254,645      254  7,377,754   (600,000)    (8,263,081)           (23,848)

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                         Cumulative
                                                                                                                           From
                                                                                             Notes                     Sept 15, 2003
                                                                               Additional  Receivable                   Inception of
                                       Preferred Stock      Common Stock         Paid-In      From       Accumulated     Development
                                       ----------------  -------------------
                                       Shares   Amount      Shares    Amount     Capital   Stockholders     Deficit         Stage
                                       ------  --------  ----------  --------  -----------  -----------  ------------  -------------
Shares issued for services                  -   $     -   2,293,224  $  2,293   $  249,962    $       -    $        -      $       -
Net Income (loss) for year                  -         -           -         -            -            -     1,402,536      (356,069)
                                       ------  --------  ----------  --------  -----------  -----------  ------------  -------------

Balance - December 31, 2004                 -         -   2,547,869     2,547    7,627,716    (600,000)   (6,860,545)      (379,917)
Beneficial Conversion Feature of
     Convertible Notes                      -         -           -         -    1,607,000            -             -              -
Shares issued for convertible notes at
     $.07 per share                         -         -   6,500,000     6,500      448,500            -             -              -
Shares issued for convertible notes at
     $.50 per share                         -         -   3,190,000     3,190    1,591,810            -             -
Net Income (loss) for year                  -         -           -         -            -            -             -    (3,323,578)
                                       ------  --------  ----------  --------  -----------  -----------  ------------  -------------

Balance - December 31, 2005                 -            12,237,869    12,237   11,275,026    (600,000)   (6,860,545)    (3,703,495)
                                                      -
Shares issued for convertible notes at
    $.15 per share                          -         -   2,546,429     2,547      384,953            -             -              -
Shares issued for services                  -         -  31,009,365    31,010    2,951,574            -             -              -
Shares issued in exchange for shares
   of H7 Security Systems, Inc.             -         -   7,250,000     7,250            -            -             -              -
Net Income (loss) for year                  -         -           -         -            -            -             -    (4,092,441)
                                       ------  --------  ----------  --------  -----------  -----------  ------------  -------------

Balance - December 31, 2006                 -   $     -  53,043,663  $ 53,044  $14,611,553   $(600,000)  $(6,860,545)  $ (7,795,936)
                                       ======  ========  ==========  ========  ===========  ===========  ============  =============



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                     From
                                                                                                 September 15
                                                            For the             For the              2003
                                                           Year Ended          Year Ended        Inception of
                                                          December 31,        December 31,        Development
                                                              2006                2005               Stage
                                                       ------------------- ------------------- ------------------
Cash Flows From Operating Activities
Net loss                                                     $ (4,092,441)       $ (3,323,578)      $ (7,795,936)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Interest expense from convertible notes                      368,320           1,238,680          1,607,000
     Write down of uncollectible advances                               -             480,000            480,000
     Common stock issued for services                           2,989,834                   -          3,242,089
Changes in Assets and Liabilities
     Deferred charge                                               30,250             (30,250)                 -
     Accrued interest on notes payable                              9,675                   -              9,675
     Trade accounts payable                                       179,455               9,467            116,584
                                                       ------------------- ------------------- ------------------
Net cash used in operating activities                            (514,907)         (1,625,681)        (2,340,588)
                                                       ------------------- ------------------- ------------------

Cash Flows from Investing Activities
Cash advances to GGT                                                    -            (480,000)          (480,000)
                                                       ------------------- ------------------- ------------------
Net cash used in investing activities                                   -            (480,000)          (480,000)
                                                       ------------------- ------------------- ------------------

Cash Flows from Financing Activities
Escrow advance                                                          -                   -            200,000
Advances from Asset Growth Partners                               207,727                   -            207,727
Convertible note financing                                              -           2,437,500          2,437,500
                                                       ------------------- ------------------- ------------------
Net cash provided by financing activities                         207,727           2,437,500          2,845,227
                                                       ------------------- ------------------- ------------------

Net Increase/(Decrease) In Cash                                  (307,180)                  -             24,639
Cash at Beginning of Period                                       331,819                   -                   -
                                                       ------------------- ------------------- ------------------
Cash at End of Period                                        $     24,639       $     331,819          $   24,639
                                                       =================== =================== ==================

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                                $             -        $          -       $          -
Cash paid for interest                                    $             -        $        400       $        400

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial Conversion Feature of Convertible Notes        $             -        $  1,607,000       $  1,607,000
Write Down of Uncollectible Advances                      $             -        $    480,000       $    480,000
Common stock issued for services provided                 $     2,989,834        $          -       $  3,242,089
Conversion of notes payable                               $       387,500        $          -       $    387,500
Common stock issued in exchange for H7 stock              $         7,250        $          -       $      7,250

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

CHANGE IN CONTROL - An Information Statement was filed on or about June 3, 2005, to the holders of record as of the close of business on March 31, 2005 of shares of the common stock (the "Common Stock") of Knowledge Transfer Systems, Inc. (the "Company"), a Nevada corporation. The purpose of the Information Statement was to notify such stockholders that on April 5, 2005, the Company received a written consent in lieu of a meeting of stockholders (the "Written Consent") from the holders of a majority of the outstanding shares of Common Stock (the "Majority Stockholders"). The Majority Stockholders are holders of 2,293,547 of the issued and outstanding shares of Common Stock (representing approximately 90%). The Written Consent approves the Certificate of Amendment to the Articles of Incorporation of the Company (the "Certificate of Amendment") pursuant to which the Company's name will be changed to "Global General Technologies, Inc." (the "Name Change").

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

BUSINESS CONDITION - The Company has an accumulated deficit as of December 31, 2006 and 2005 $14,656,481 and $10,564,040, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Global General Technologies, Inc. and its wholly owned subsidiary H7 Security Systems, Inc. The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition. All material intercompany accounts and transactions have been eliminated. On October 12, 2004, the Company disposed of its wholly owned subsidiary KT Solutions, Inc. as part of a stock purchase agreement that resulted in a change in control of the Company.

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

In April 2005, the Company commenced an offering to raise $2,000,000 by selling 8% Convertible Note. The Company raised $1,837,500 convertible at $.50 per share or 3,675,000 common shares. The intrinsic value of the beneficial conversion feature has been calculated at $1,007,000 and is being amortized over the 2 year term of the debt, or as the notes are converted, as interest expense. As of December 31, 2005, $1,600,000 of the notes have been converted into 3,190,000 shares of common stock, and interest expense of $776,680 has been recorded. Issuance costs in the form of commisions of $279,960 were paid to a third party in connection with issuance of these notes. The issue costs are being reported in the accompanying balance sheet for December 31, 2005 and amortized over the 2 year life of the note or as the notes are converted. As of December 31, 2005, $249,710 has been recorded as commission expense in the accompanying statement of operations for the year ended December 31, 2005. As of March 2006, the notes have been fully converted.

In January 2006, the Company entered into a contract to purchase the 100% of the common stock of AirSpeak, Inc., a California corporation for 750,000 common shares of the Company plus $230,000 in cash payable over the next twelve months after the closing. The Company has determined to terminate such agreement and no longer intends to consummate such transaction. In addition, during January and February 2006, the $387,500 balances of the Notes outstanding as of December 31, 2005 were converted into 2,546,429 shares of the Company's common stock.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

From April 1, 2006 to December 31, 2006, the Company issued 31,009,365 shares of its common stock for consulting services valued at $2,989,834.

On July 11, 2006, the issued 7,250,000 shares of common stock in a share exchange agreement with H7 Security Systems, Inc.

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2005 and 2005, the advance of $200,000 is a current liability of the Company.

NOTE 6 - ADVANCES

On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GGT"), whereby the Company was to acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. In December 2005, Management terminated the acquisition with GGT. As part of the agreement, the company advanced $480,000 to Global General Technologies, Inc.(California). As of December 31, 2005, the advances are considered uncollectible and have been written off in the accompanying statement of operations for the year ended December 31, 2005.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

Deferred income tax assets consisted of the following:

                                        December 31,           December 31,
                                            2006                   2005

 Net operating loss carryforwards  $          2,186,697    $           917,926
 Less valuation allowance                    (2,186,697)              (917,926)
                                   ---------------------  ---------------------
 Deferred income tax assets        $                  -    $                 -
                                   =====================  =====================


The valuation allowance increased $1,268,771 in 2006 and increased $708,865 in 2005, respectively. At December 31, 2006, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $6,431,463. These net operating loss carryforwards expire at various dates beginning in 2018 through 2026. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                            December 31,        December 31,
                                                2006                2005
                                          ------------------  ------------------
Provision (Benefit) at US Statutory Rate     $  (1,394,000)       $  (1,130,017)
Net Operating Losses
Non-Deductible Expenses                             125,229             421,152
Increase (Decrease) in Valuation Allowance        1,268,771             708,865
                                          ------------------  ------------------
                                             $            -       $           -
                                          ==================  ==================


The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727. The loan is due on demand. Interest of 10% per annum was imputed on the loan since there was no stated interest rate. At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675. During the 1st quarter of 2007, the Company paid $24,639 towards this loan, which was the total cash balance at December 31, 2006.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG TERM DEBT

At December 31, 2005, the Company had convertible notes payable due totaling $387,500 as follows:

                                                            December 31,
                                                                2005
                                                          ------------------
            8% Convertible Note due April 2007
                 Conversion price $.07                   $          150,000

            8% Convertible Note due April 2007
                 Conversion price $.50                              237,500
                                                          ------------------

                     Total Debt                          $          387,500
                                                          ==================



During January and February 2006, the $387,500 balances of the Notes outstanding as of December 31, 2005 were converted into 2,546,429 shares of the Company's common stock.

NOTE 10 - SUBSEQUENT EVENTS

On January 19, 2007, the Company entered into a Purchase Agreement with Greene Spring Company. Pursuant to such agreement, the Company agreed to purchase 8,340,000 shares of its common stock from Greene Spring Company, a Pennsylvania corporation. In consideration therefore, the Company agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year. The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share. Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000 (convertible into 1,000,000 shares) per each calendar quarter commencing on April 18, 2007. Such transactions were to be consummated at a closing to be held no later than January 30, 2007. However, as of May 14, 2007, such closing had not yet occurred.

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

Item 8B.  Other Information

On January 19, 2007, we entered into a Purchase Agreement with Greene Spring Company. Pursuant to such agreement, we agreed to purchase 8,340,000 shares of our common stock from Greene Spring Company, a Pennsylvania corporation. In consideration therefor, we agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year. The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share. Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000

(convertible into 1,000,000 shares) per each calendar quarter commencing on April 18, 2007. Such transactions were to be consummated at a closing to be held no later than January 30, 2007. However, as of May 14, 2007, such closing had not yet occurred.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

           Name            Age                   Positions and Offices
------------------      ---------    -------------------------------------------
Shmuel Shneibalg            37       President, Chief Executive Officer,
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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our Class A Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements, other than Shmuel Shneibalg and Greene Spring Company.

Item 10.  Executive Compensation

Shmuel Shneibalg has been our Chief Executive Officer, President, and a Director since November 10, 2004. During such period, we have had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended December 31, 2006. Our executive officer does not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2006 and 2005 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2006, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2006 and whose total compensation during the fiscal year ended December 31, 2006 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation during the fiscal year ended December 31, 2006 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

                                                      SUMMARY COMPENSATION TABLE
                                                                                       Nonqualified
Name and                                                            Non-Equity         Deferred
principal                Salary               Stock      Option     Incentive Plan     Compensation       All Other          Total
position         Year    ($)        Bonus ($) Awards ($) Awards ($) Compensation ($)   Earnings ($)       Compensation ($)   ($)
(a)              (b)     (c)        (d)       (e)        (f)        (g)                (h)                (i)                (j)
Shmuel           2006    35,000     0          0          0                 0                  0                  0          35,000
Shneibalg(1)
                 2005    99,000     0          0          0                 0                  0                  0          99,000

(1) Shmuel Shneibalg_has been our Chief Executive Officer, President, and a Director since November 10, 2004.

Outstanding Equity Awards

As of December 31, 2006, our sole director and executive officer did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Except as described above under the section entitled "Summary Compensation," our sole director did not earn any compensation during the fiscal year ended December 31, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of May 14, 2007, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of May 14, 2007, the Company had outstanding 53,043,663 shares of common stock. Unless otherwise indicated, the business address of each such person is c/o Global General Technologies, Inc., 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, FL 33131.

Officers, Directors, 5% Shareholders  No. of Shares        Beneficial Ownership

Shmuel Shneibalg                      3,093,224            5.6%

Greene Spring Company(1)              8,340,000            14.5%

All directors and executive officers as a group (1 2,800,000 5.6% person) Securities authorized for issuance under equity compensation plans.

The Company has no equity compensation plans.

Item 12.  Certain Relationships and Related Transactions; Director Independence

Certain Relationships and Related Transactions

On March 30, 2006, the initial five stockholders of H7 Security Systems, Inc., including Shmuel Shneibalg, the Chief Executive Officer, President and sole director of the Company, exchanged their shares of H7 Security Systems, Inc. for shares of Common Stock of the Company, so that H7 Security Systems, Inc. became a wholly-owned subsidiary of the Company. Mr. Shneibalg received 1,000,000 shares of Common Stock in exchange for his shares of H7 Security Systems, Inc.

On January 19, 2007, we entered into a Purchase Agreement with Greene Spring Company. Pursuant to such agreement, we agreed to purchase 8,340,000 shares of our common stock from Greene Spring Company, a Pennsylvania corporation. In consideration therefor, we agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year. The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share. Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000 (convertible into 1,000,000 shares) per each calendar quarter commencing on April 18, 2007. Such transactions were to be consummated at a closing to be held no later than January 30, 2007. However, as of May 14, 2007, such closing had not yet occurred.

Director Independence

None of our directors is "independent" as that term is defined under the rules of the Securities and Exchange Commission.

Item 13.  Exhibits

Exhibit No.       Description
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.1               Specimen common stock certificate(1)
21.1                 Subsidiaries
31.1              Rule 13a-14(a)/15d14(a) Certifications
32.1              Section 1350 Certifications

(1) Previously filed with the Company's Registration Statement on Form 10-SB, filed with the SEC on December 9, 1999, as amended on March 1, 2000 and March 29, 2000 (2) Previously filed with the Company's Current Report on Form 8-K dated January 26, 2006 and filed with the SEC on January 31, 2006

Item 14.  Principal Accountant Fees and Services

Robison, Hill & Company served as the Company's principal accountant during the years ended December 31, 2006 and December 31, 2005. Their pre-approved fees billed to the Company are set forth below:

                          Fiscal year ended           Fiscal year ended
                            December 31,              December 31, 2005
                                   2006
Audit Fees                $         26,630           $             13,676
Audit Related Fees        $              -                             -
Tax Fees                  $            150                          $124
                          ------------------        ----------------------
All Other Fees            $         26,780           $            13,800
                          ==================        ======================


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

As of December 31, 2006, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007
                    GLOBAL GENERAL TECHNOLOGIES, INC.


                    By: /s/ Shmuel Shneibalg
                    ------------------------------------------------------------
                    Name: Shmuel Shneibalg
                    Title: President, Chief Executive Officer, Secretary, and Director (principal executive and financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


    Signature                               Title                        Date

/s/ Shmuel Shneibalg      Chief Executive Officer,                 May 14, 2007
Shmuel Shneibalg          President and Director