Form 10QSB
period 2007-03-31
Global General Technologies, Inc.
filed 2007-05-15
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 2007

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

                        Commission File Number: 000-28417

                        GLOBAL GENERAL TECHNOLOGIES, INC.
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

                                 1-800-936-3204
                           (Issuer's telephone number)

        ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Number of shares of common stock outstanding as of May 14, 2007: 53,043,663 shares shares of common stock.

Transitional Small Business Format Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                        Page
PART I
    Item 1. Financial Statements
                                                                         4
    Item 2. Management's Discussion and Analysis or Plan of Operation    14
    Item 3 Controls and Procedures                                       15
PART II
    Item 1. Legal Proceedings                                            16
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  16
    Item 3. Defaults Upon Senior Securities                              16
    Item 4. Submission of Matters to a Vote of Security Holders          16
    Item 5. Other Information                                            16
    Item 6. Exhibits                                                     16

                         PART I - FINANCIAL INFORMATION

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Global General Technologies, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements contained in this Form 10-QSB are "forward looking" statements about our expected future business and financial performance. These statements, which appear throughout this Form 10-QSB, include statements as to our intent, belief or current expectations or projections with respect to our future operations, performance or financial position, involve known and unknown risks, including, among others, risks resulting from economic and market conditions, forecasting accuracy in our business plan and projected costs, the magnitude of the start-up costs we face in commencing operations, uncertainties relating to consumer preferences, uncertainties regarding the cost of obtaining re-insurance, the probability that, if we commence operations, that we may face one or more years where the number and magnitude of hurricane activity may exceed historical averages, and other business conditions. We are subject to these and many other uncertainties and assumptions contained elsewhere in this Form 10-QSB.

We base our forward-looking statements on information currently available to us, and we assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date hereof due to certain risks and uncertainties. Accordingly, you are cautioned not to place too much relevance on such forward-looking statements, which speak only as of the date made.

ITEM 1. FINANCIAL STATEMENTS

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2007                 2006
                                                                             ------------------   -----------------
                                  ASSETS
CURRENT ASSETS:
    Cash                                                                    $                -   $          24,639
                                                                             ------------------   -----------------

TOTAL ASSETS                                                                $                -   $          24,639
                                                                             ==================   =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                                 $          199,121   $         199,121
     Due to Asset Growth Partners                                                      197,956             217,402
     Escrow advance                                                                    200,000             200,000
                                                                             ------------------   -----------------

TOTAL LIABILITIES                                                                      597,077             616,523
                                                                             ------------------   -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.001 par value; 10,000,000 shares authorized
          Series A convertible preferred stock; -0- shares
               issued and outstanding; $1.00 stated value                                    -                   -
          Series B convertible preferred stock; -0- shares
               issued and outstanding; $1,000.00 stated value                                -                   -
     Common stock - $0.001 par value; 100,000,000
          shares authorized; 53,043,663 and 53,043,663 shares
          issued and outstanding                                                        53,044              53,044
     Additional paid-in capital                                                     14,611,553          14,611,553
     Notes receivable from stockholders                                               (600,000)           (600,000)
     Accumulated deficit                                                            (6,860,545)         (6,860,545)
     Deficit accumulated during development stage                                   (7,801,129)         (7,795,936)
                                                                             ------------------   -----------------

     TOTAL STOCKHOLDERS' EQUITY                                                       (597,077)           (591,884)
                                                                             ------------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $                -   $          24,639
                                                                             ==================   =================

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                             CUMULATIVE
                                                                                                                FROM
                                                                            (UNAUDITED)                     SEPTEMBER 15,
                                                                FOR THE THREE         FOR THE THREE             2003
                                                                 MONTHS ENDED         MONTHS ENDED          INCEPTION OF
                                                                  MARCH 31,             MARCH 31,            DEVELOPMENT
                                                                     2007                 2006                  STAGE
                                                              -------------------   ------------------  --------------------

SALES                                                        $                 -   $                -    $                -
                                                              -------------------   ------------------    ------------------

OPERATING EXPENSES
     Compensation                                                              -              105,000               422,452
     Consulting                                                                -              120,596             3,923,968
     Professional fees                                                         -               37,318               388,333
     Commissions                                                               -               30,250               279,960
     General and administrative                                                -               58,867               684,148
                                                              -------------------   ------------------    ------------------
Total Operating Expenses                                                       -              352,031             5,698,861
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest expense from convertible notes                             (5,193)             (368,320)           (1,622,268)
     Write down of uncollectible advances                                      -                    -              (480,000)
                                                              -------------------   ------------------    ------------------
Total Other Income (Expense)                                             (5,193)             (368,320)           (2,102,268)
                                                              -------------------   ------------------    ------------------

NET INCOME (LOSS)                                            $           (5,193)   $         (720,351)   $       (7,801,129)
                                                              ===================   ==================    ==================

BASIC AND DILUTED INCOME (LOSS) PER SHARE                    $                 -   $            (0.13)
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         53,043,663            5,358,530
                                                              ===================   ==================


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                    (UNAUDITED)                  SEPTEMBER 15,
                                                         FOR THE THREE       FOR THE THREE           2003
                                                          MONTHS ENDED        MONTHS ENDED       INCEPTION OF
                                                           MARCH 31,           MARCH 31,          DEVELOPMENT
                                                              2007                2006               STAGE
                                                       ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $      (5,193)          $ (720,351)      $ (7,801,129)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Interest expense from convertible notes                            -             368,320          1,607,000
     Write down of uncollectible advances                               -                   -            480,000
     Common stock issued for services                                   -                   -          3,242,089
Changes in Assets and Liabilities
     Deferred charge                                                    -             (30,250)                 -
     Accrued interest on notes payable                              5,193                   -             14,868
     Trade accounts payable                                             -               9,467            116,584
                                                       ------------------- ------------------- ------------------
Net cash used in operating activities                                   -            (372,814)        (2,340,588)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advances to GGT                                                    -                   -           (480,000)
                                                       ------------------- ------------------- ------------------
Net cash used in investing activities                                   -                   -           (480,000)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Escrow advance                                                          -                   -            200,000
Advances from Asset Growth Partners, net                          (24,639)             74,994            183,088
Convertible note financing                                              -                   -          2,437,500
                                                       ------------------- ------------------- ------------------
Net cash provided by (used in) financing activities               (24,639)             74,994          2,820,588
                                                       ------------------- ------------------- ------------------

Net Decrease In Cash                                              (24,639)           (297,820)                 -
Cash at Beginning of Period                                        24,639             372,279                  -
                                                       ------------------- ------------------- ------------------
Cash at End of Period                                  $                -  $           74,459  $               -
                                                       =================== =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                $             -     $             -    $             -
Cash paid for interest                                    $             -     $             -    $           400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Beneficial Conversion Feature of Convertible Notes        $             -     $             -    $     1,607,000
Write Down of Uncollectible Advances                      $             -     $             -    $       480,000
Common stock issued for services provided                 $             -     $             -    $     3,242,089
Conversion of notes payable                               $             -     $             -    $       387,500
Common stock issued in exchange for H7 stock              $             -     $             -    $         7,250


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

BUSINESS CONDITION - The Company has an accumulated deficit as of March 31, 2007 and December 31, 2006 was $14,661,674 and $14,656,481, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of March 31, 2007 and December 31, 2006, the advance of $200,000 is a current liability of the Company.

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

NOTE 8 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727. The loan is due on demand. Interest of 10% per annum was imputed on the loan since there was no stated interest rate. At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675. During the 1st quarter of 2007, the Company paid $24,639 towards this loan, which was the total cash balance at December 31, 2006. At March 31, 2007 and December 31, 2006, the total amount due on this loan was $197,956 and $217,402, respectively.

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

NOTE 10 - PURCHASE AGREEMENT

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

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

LIQUIDITY AND CAPITAL RESOURCES

At March  31,  2007,  the  Company  had no cash and its total  liabilities  were
$597,077. We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a minimum of approximately $1,000,000 in expenses during the next twelve months of operations, primarily for research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital.

We will have to issue our debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

OFF-BALANCE SHEET ARRANGEMENTS
None.

GOING CONCERN CONSIDERATIONS

The Company has an accumulated deficit as of March 31, 2007 and December 31, 2006 of $14,661,674 and $14,656,481, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

ITEM 3.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

   Exhibit No.     Description

         31.1 Certification of Principal Executive and Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Attached Hereto)

         32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached Hereto)

                                   SIGNATURES

            In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

                            GLOBAL GENERAL TECHNOLOGIES, INC.

                            By:      /s/ Shmuel Shneibalg
                                     -----------------------------
                            Name:    Shmuel Shneibalg
                            Title:   President, Chief Executive Officer,
                                     Secretary, and Director
                                     (Principal Executive, Financial and
                                     Accounting Officer)