Form 10KSB/A
period 2006-12-31
Global General Technologies, Inc.
filed 2007-05-18
CIK 1092455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

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

Dated: May 18, 2007
                    GLOBAL GENERAL TECHNOLOGIES, INC.


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


    Signature                               Title                        Date

/s/ Shmuel Shneibalg      Chief Executive Officer,                 May 18, 2007
Shmuel Shneibalg          President and Director