Form 10QSB
period 2007-06-30
Global General Technologies, Inc.
filed 2007-08-14
CIK 1092455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended June 30, 2007

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

Number of shares of common stock outstanding as of August 10, 2007: 57,876,995 shares shares of common stock.

Transitional Small Business Format           Yes  [  ]      No  [X]

                                TABLE OF CONTENTS


                                                                            Page
PART I
    Item 1. Financial Statements
                                                                             4
    Item 2. Management's Discussion and Analysis or Plan of Operation        15
    Item 3 Controls and Procedures                                           16
PART II
    Item 1. Legal Proceedings                                                17
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      17
    Item 3. Defaults Upon Senior Securities                                  17
    Item 4. Submission of Matters to a Vote of Security Holders              17
    Item 5. Other Information                                                17
    Item 6. Exhibits                                                         18

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

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2007                 2006
                                                                             ------------------   -----------------
                                     ASSETS
CURRENT ASSETS:
    Cash in bank                                                            $                -   $          24,639
    Cash - escrow                                                                       16,170                   -
                                                                             ------------------   -----------------

TOTAL ASSETS                                                                $           16,170   $          24,639
                                                                             ==================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                 $          151,800   $         199,121
     Due to Asset Growth Partners                                                      202,905             217,402
     Escrow advance                                                                    200,000             200,000
                                                                             ------------------   -----------------
          Total Current Liabilities                                                    554,705             616,523

LONG-TERM LIABILITIES:
      Notes payable                                                                     90,506                   -
                                                                             ------------------   -----------------

TOTAL LIABILITIES                                                                      645,211             616,523
                                                                             ------------------   -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.001 par value; 10,000,000 shares authorized
          Series A convertible preferred stock; -0- shares
               issued and outstanding; $1.00 stated value                                    -                   -
          Series B convertible preferred stock; -0- shares
               issued and outstanding; $1,000.00 stated value                                -                   -
     Common stock - $0.001 par value; 100,000,000
          shares authorized; 57,876,995 and 53,043,663 shares
          issued and outstanding                                                        57,877              53,044
     Additional paid-in capital                                                     14,751,720          14,611,553
     Notes receivable from stockholders                                               (600,000)           (600,000)
     Accumulated deficit                                                            (6,860,545)         (6,860,545)
     Deficit accumulated during development stage                                   (7,978,093)         (7,795,936)
                                                                             ------------------   -----------------

     TOTAL STOCKHOLDERS' EQUITY                                                       (629,041)           (591,884)
                                                                             ------------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           16,170   $          24,639
                                                                             ==================   =================

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                            (UNAUDITED)
                                                                FOR THE THREE         FOR THE THREE
                                                                 MONTHS ENDED         MONTHS ENDED
                                                                   JUNE 30,             JUNE 30,
                                                                     2007                 2006
                                                              -------------------   ------------------
SALES                                                        $                 -   $                -
                                                              -------------------   ------------------

OPERATING EXPENSES
     Compensation                                                              -              105,000
     Consulting                                                          147,500              661,778
     Professional fees                                                     5,179               22,000
     Commissions                                                          17,000                    -
     General and administrative                                            1,830               27,484
                                                              -------------------   ------------------
Total Operating Expenses                                                 171,509              816,262
                                                              -------------------   ------------------

OTHER INCOME (EXPENSE)
     Interest expense from convertible notes                              (5,455)             (49,000)
     Write down of uncollectible advances                                      -                    -
                                                              -------------------   ------------------
Total Other Income (Expense)                                              (5,455)             (49,000)
                                                              -------------------   ------------------

NET INCOME (LOSS)                                            $          (176,964)  $         (865,262)
                                                              ===================   ==================


                                                              -------------------   ------------------
BASIC AND DILUTED INCOME (LOSS) PER SHARE                    $             (0.00)  $            (0.06)
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         55,813,807           15,334,854
                                                              ===================   ==================

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                             CUMULATIVE
                                                                                                                FROM
                                                                            (UNAUDITED)                     SEPTEMBER 15,
                                                                 FOR THE SIX           FOR THE SIX              2003
                                                                 MONTHS ENDED         MONTHS ENDED          INCEPTION OF
                                                                   JUNE 30,             JUNE 30,             DEVELOPMENT
                                                                     2007                 2006                  STAGE
                                                              -------------------   ------------------  --------------------
SALES                                                        $                 -   $                -    $                -
                                                              -------------------   ------------------    ------------------

OPERATING EXPENSES
     Compensation                                                              -              210,000               422,452
     Consulting                                                          147,500              782,374             4,071,468
     Professional fees                                                     5,179               59,318               393,512
     Commissions                                                          17,000               30,250               296,960
     General and administrative                                            1,830               86,342               685,978
                                                              -------------------   ------------------    ------------------
Total Operating Expenses                                                 171,509            1,168,284             5,870,370
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest expense from convertible notes                             (10,648)            (417,320)           (1,627,723)
     Write down of uncollectible advances                                      -                    -              (480,000)
                                                              -------------------   ------------------    ------------------
Total Other Income (Expense)                                             (10,648)            (417,320)           (2,107,723)
                                                              -------------------   ------------------    ------------------

NET INCOME (LOSS)                                            $          (182,157)  $       (1,585,604)   $       (7,978,093)
                                                              ===================   ==================    ==================


                                                              -------------------   ------------------
BASIC AND DILUTED INCOME (LOSS) PER SHARE                    $             (0.00)  $            (0.11)
                                                              ===================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION                                         54,436,387           14,422,970
                                                              ===================   ==================

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                    (UNAUDITED)                  SEPTEMBER 15,
                                                          FOR THE SIX         FOR THE SIX            2003
                                                          MONTHS ENDED        MONTHS ENDED       INCEPTION OF
                                                            JUNE 30,            JUNE 30,          DEVELOPMENT
                                                              2007                2006               STAGE
                                                       ------------------- ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $       (182,157)       $ (1,585,604)      $ (7,978,093)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation expense                                               -                 850                  -
     Interest expense from convertible notes                            -             417,320          1,607,000
     Write down of uncollectible advances                               -                   -            480,000
     Common stock issued for services                              45,000             567,754          3,287,089
Changes in Assets and Liabilities
     Deferred charge                                                    -              30,250                  -
     Accrued interest on notes payable                             10,648                   -             20,323
     Trade accounts payable                                       (47,321)             24,454             69,263
                                                       ------------------- ------------------- ------------------
Net cash used in operating activities                            (173,830)           (544,976)        (2,514,418)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                                -              (9,501)                 -
Cash advances to GGT                                                    -                   -           (480,000)
                                                       ------------------- ------------------- ------------------
Net cash used in investing activities                                   -              (9,501)          (480,000)
                                                       ------------------- ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                100,000                   -            100,000
Proceeds from notes                                                90,000                   -             90,000
Escrow advance                                                          -                   -            200,000
Advances from Asset Growth Partners, net                          (24,639)                  -            183,088
Convertible note financing                                              -             274,996          2,437,500
                                                       ------------------- ------------------- ------------------
Net cash provided by (used in) financing activities               165,361             274,996          3,010,588
                                                       ------------------- ------------------- ------------------

Net Decrease In Cash                                               (8,469)           (279,481)            16,170
Cash at Beginning of Period                                        24,639             331,819                  -
                                                       ------------------- ------------------- ------------------
Cash at End of Period                                     $        16,170        $     52,338       $     16,170

                                                       =================== =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                $             -        $          -       $          -
Cash paid for interest                                    $             -        $          -       $        400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Beneficial Conversion Feature of Convertible Notes        $             -        $    417,320       $  1,607,000
Write Down of Uncollectible Advances                      $             -        $          -       $    480,000
Common stock issued for services provided                 $        45,000        $    567,754       $  3,287,089
Conversion of notes payable                               $             -        $          -       $    387,500
Common stock issued in exchange for H7 stock              $             -        $          -       $      7,250


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

BUSINESS CONDITION - The Company has an accumulated deficit as of June 30, 2007 and December 31, 2006 of $14,838,638 and $14,656,481, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

From April 1, 2006 to December 31, 2006, the Company issued 31,009,365 shares of its common stock for consulting services valued at $2,989,834. From April 1, 2007 through June 30, 2007, the Company issued 1,500,000 shares of its common stock for consulting services valued at $45,000.

On July 11, 2006, the Company issued 7,250,000 shares of common stock in a share exchange agreement with H7 Security Systems, Inc.

During the quarter ended June 30, 2007, the Company issued 3,333,332 shares of common stock for cash of $100,000.

During the quarter ended June 30, 2007, the Company issued 1,500,000 shares of common stock for consulting services valued at $45,000.

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology ("GGT"). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of June 30, 2007 and December 31, 2006, the advance of $200,000 is a current liability of the Company.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - ADVANCES

On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. ("GTT"), whereby the Company was to acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. In December 2005, Management terminated the acquisition with GGT. As part of the agreement, the company advanced $480,000 to Global General Technologies, Inc.(California). As of December 31, 2005, the advances are considered uncollectible and were written off for the year ended December 31, 2005.

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

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                              December 31,      December 31,
                                                2006               2005

 Provision (Benefit) at US Statutory Rate   $  (1,394,000)   $  (1,130,017)
 Net Operating Losses
 Non-Deductible Expenses                          125,229         421,152
 Increase (Decrease) in Valuation Allowance     1,268,771         708,865
                                           ---------------  --------------
                                            $           -   $           -
                                           ===============  ==============


The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727. The loan is due on demand. Interest of 10% per annum was imputed on the loan since there was no stated interest rate. At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675. During the 1st quarter of 2007, the Company paid $24,639 towards this loan, which was the total cash balance at December 31, 2006. At June 30, 2007 and December 31, 2006, the total amount due on this loan was $202,905 and $217,402, respectively.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTE PAYABLE (CONTINUED)

During the three months ended June 30, 2007, the Company received loans totaling $90,000. The loans carry an interest rate of 15% per annum and are due December 8, 2008. At June 30, 2007, the total amount due on these notes was $90,506.

NOTE 9 - LONG TERM DEBT

In June, 2007, the Company borrowed $90,000 from various investors. The notes require payment in full after an eighteen month term. Interest is payable quarterly at the rate of 15% per annum.

At December 31, 2005, the Company had convertible notes payable due totaling $387,500 as follows:

                                           DECEMBER 31,
                                               2005
                                         ------------------
8% Convertible Note due April 2007
Conversion price $.07                             $150,000
8% Convertible Note due April 2007
Conversion price $.50                              237,500
                                                  ---------

Total Debt                                        $387,500
                                                  ========

During January and February 2006, the $387,500 balances of the Notes outstanding as of December 31, 2005 were converted into 2,546,429 shares of the Company's common stock.

NOTE 10 - PURCHASE AGREEMENT

On January 19, 2007, the Company entered into a Purchase Agreement with Greene Spring Company. Pursuant to such agreement, the Company agreed to purchase 8,340,000 shares of its common stock from Greene Spring Company, a Pennsylvania corporation. In consideration therefore, the Company agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year. The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share. Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000 (convertible into 1,000,000 shares) per each calendar quarter commencing on April 18, 2007. Such transactions were to be consummated at a closing to be held no later than January 30, 2007. However, as of August 10, 2007, such closing had not yet occurred.

NOTE 11 - UNCERTAIN TAX POSITIONS

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company's condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

                        GLOBAL GENERAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - UNCERTAIN TAX POSITIONS (CONTINUED)

Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses". The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007. In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

   United States (a)                           2003 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash of $16,170 and its total liabilities were $645,211. We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a minimum of approximately $1,000,000 in expenses during the next twelve months of operations, primarily for research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital.

We will have to issue our debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

OFF-BALANCE SHEET ARRANGEMENTS

None.

GOING CONCERN CONSIDERATIONS

The Company has an accumulated deficit as of June 30, 2007 and December 31, 2006 of $14,838,638 and $14,656,481, respectively, and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2007, the Company issued 3,333,332 shares of common stock for cash of $100,000.

During the quarter ended June 30, 2007, the Company issued 1,500,000 shares of common stock for consulting services valued at $45,000.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

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

Dated: August 13, 2007

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