Form 10QSB
period 2007-09-30
Global General Technologies, Inc.
filed 2008-04-15
CIK 1092455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

Form 10-QSB

[x]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-1092455

Global General Technologies, Inc.
(Name of small business issuer in its charter)

Nevada	76-0599457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 South Biscayne Boulevard,
28th Floor Miami Center
Miami, Florida 33131
(Address of principal executive offices)

(800-936-3204)
(Issuer's telephone number)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's Common Stock, $.001 par value, was 72,376,995 as of September 30 , 2007.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No [X]

TABLE OF CONTENTS

Page
PART I

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3 Controls and Procedures	16

PART II
Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18

Item 1.  Financial Statements

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash in bank	$-	$24,639
Cash – escrow	943	-

Total Assets	$943	$24,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade accounts payable	$154,800	$199,121
Due to Asset Growth Partners	-	217,402
Escrow advance	200,000	200,000
Total Current Liabilities	354,800	616,523

Long-Term Liabilities:
Notes payable	160,083	-

Total Liabilities	514,883	616,523

Stockholders' Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized
Series A convertible preferred stock; -0- shares
issued and outstanding; $1.00 stated value	-	-
Series B convertible preferred stock; -0- shares
issued and outstanding; $1,000.00 stated value	-	-
Common stock – $0.001 par value; 100,000,000
shares authorized; 72,376,995 and 53,043,663 shares
issued and outstanding	72,377	53,044
Additional paid-in capital	15,164,219	14,611,553
Notes receivable from stockholders	(600,000)	(600,000)
Accumulated deficit	(6,860,545)	(6,860,545)
Deficit accumulated during development stage	(8,289,991)	(7,795,936)

Total Stockholders' Equity	(513,940)	(591,884)

Total Liabilities and Stockholders' Equity	$943	$24,639

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006

Sales	$-	$-

Operating Expenses
Compensation	-	90,000
Consulting	149,800	673,242
Professional fees	5,500	22,000
General and administrative	-	45,309
Total Operating Expenses	155,300	830,551

Other Income (Expense)
Interest income	74	-
Interest expense from convertible notes	(156,672)	(438,000)
Write down of uncollectible advances	-	-
Total Other Income (Expense)	(156,598)	(438,000)

Net Income (Loss)	$(311,898)	$(1,268,551)

Basic and Diluted Income (Loss) Per Share	$-	$(0.08)

Weighted Average Number of Common Shares
Used in Per Share Calculation	69,668,299	16,447,470

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			From
			September 15,
	For the Nine	For the Nine	2003
	Months Ended	Months Ended	Inception of
	September 30,	September 30,	Development
	2007	2006	Stage

Sales	$-	$-	$-

Operating Expenses
Compensation	-	300,000	422,452
Consulting	297,300	1,455,616	4,221,268
Professional fees	10,679	81,318	399,012
Commissions	17,000	30,250	296,960
General and administrative	1,830	131,651	685,978
Total Operating Expenses	326,809	1,998,835	6,025,670

Other Income (Expense)
Interest income	74	-	74
Interest expense from convertible notes	(167,320)	(855,320)	(1,784,395)
Write down of uncollectible advances	-	-	(480,000)
Total Other Income (Expense)	(167,246)	(855,320)	(2,264,321)

Net Income (Loss)	$(494,055)	$(2,854,155)	$(8,289,991)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.19)

Weighted Average Number of Common Shares
Used in Per Share Calculation	59,569,486	15,435,220

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From
			September 15,
	For the Nine	For the Nine	2003
	Months Ended	Months Ended	Inception of
	September 30,	September 30,	Development
	2007	2006	Stage
Cash Flows From Operating Activities
Net loss	$(494,055)	$(2,854,155)	$(8,289,991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	-	1,700	-
Interest expense from convertible notes	147,022	855,320	1,754,022
Write down of uncollectible advances	-	-	480,000
Common stock issued for services	117,000	783,117	3,359,089
Changes in Assets and Liabilities
Deferred charge	-	30,250	-
Accrued interest on notes payable	20,298	-	29,973
Trade accounts payable	(44,322)	136,454	72,262
Net cash used in operating activities	(254,057)	(1,047,314)	(2,594,645)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(9,501)	-
Cash advances to GGT	-	-	(480,000)
Net cash used in investing activities	-	(9,501)	(480,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	100,000	-	100,000
Proceeds from notes	155,000	-	155,000
Escrow advance	-	-	200,000
Advances from Asset Growth Partners, net	(24,639)	-	183,088
Convertible note financing	-	774,996	2,437,500
Net cash provided by (used in) financing activities	230,361	774,996	3,075,588

Net Decrease In Cash	(23,696)	(281,819)	943
Cash at Beginning of Period	24,639	331,819	-
Cash at End of Period	$943	$50,000	$943

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$400

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial Conversion Feature of Convertible Notes	$-	$855,320	$1,607,000
Write Down of Uncollectible Advances	$-	$-	$480,000
Common stock issued for services provided	$117,000	$783,117	$3,359,089
Conversion of notes payable	$207,978	$-	$595,478
Common stock issued in exchange for H7 stock	$-	$-	$7,250

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

CHANGE IN CONTROL - An Information Statement was filed on or about June 3, 2005, to the holders of record as of the close of business on March 31, 2005 of shares of the common stock (the "Common Stock") of Knowledge Transfer Systems, Inc. (the "Company"), a Nevada corporation.  The purpose of the Information Statement was to notify such stockholders that on April 5, 2005, the Company received a written consent in lieu of a meeting of stockholders (the "Written Consent") from the holders of a majority of the outstanding shares of Common Stock (the "Majority Stockholders").  The Majority Stockholders are holders of 2,293,547 of the issued and outstanding shares of Common Stock (representing approximately 90%).  The Written Consent approves the Certificate of Amendment to the Articles of Incorporation of the Company (the "Certificate of Amendment") pursuant to which the Company's name will be changed to “Global General Technologies, Inc.” (the "Name Change").

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

BUSINESS CONDITION - The Company has an accumulated deficit as of September 30, 2007 and December 31, 2006 of $15,150,536 and $14,656,481, respectively, and no source of revenue.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing.  In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During the quarter ended September 30, 2007, the Company issued 13,600,000 shares of common stock for notes payable and accrued interest of $207,978 and interest expense of $147,022.

During the quarter ended September 30, 2007, the Company issued 2,400,000 shares of common stock for consulting services valued at $72,000.

During the quarter ended September 30, 2007, 1,500,000 shares of common stock were returned to the Company and cancelled.

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services.  Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company.  This $200,000 was advanced to the Company by Global General Technology ("GGT").  On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company.  At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition.  In the event the share exchange does not take place, the Company would owe the $200,000 to GGT.  As of September 30, 2007 and December 31, 2006, the advance of $200,000 is a current liability of the Company.

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

NOTE 7 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,
	2006	2005
Net operating loss carryforwards	$2,186,697	$917,926
Less valuation allowance	(2,186,697)	(917,926)
Deferred income tax assets	$-	$-

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

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	December 31,	December 31,
	2006	2005
Provision (Benefit) at US Statutory Rate	$(1,394,000)	$(1,130,017)
Net Operating Losses	-
Non-Deductible Expenses	125,229	421,152
Increase (Decrease) in Valuation Allowance	1,268,771	708,865

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727.  The loan is due on demand.  Interest of 10% per annum was imputed on the loan since there was no stated interest rate.  At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675.  During the 1st quarter of 2007, the Company paid $24,639 towards this loan, which was the total cash balance at December 31, 2006.  During the 3rd quarter of 2007, the Company issued 13,600,000 shares of common stock for the note payable and accrued interest of $207,978 and additional interest expense of $147,022.  At September 30, 2007 and December 31, 2006, the total amount due on this loan was $0 and $217,402, respectively.

During the nine months ended September 30, 2007, the Company received loans totaling $155,000.  The loans carry an interest rate of 15% per annum and are due December 8, 2008.  At September 30, 2007, the total amount due on these notes was $160,083.

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

NOTE 10 - PURCHASE AGREEMENT

On January 19, 2007, the Company entered into a Purchase Agreement with Greene Spring Company.  Pursuant to such agreement, the Company agreed to purchase 8,340,000 shares of its common stock from Greene Spring Company, a Pennsylvania corporation.  In consideration therefore, the Company agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year.  The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share.  Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000 (convertible into 1,000,000 shares) per each calendar quarter commencing on April 18, 2007.  Such transactions were to be consummated at a closing to be held no later than January 30, 2007.  However, as of March 15, 2008, such closing had not yet occurred.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations.  At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations.  Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.”  The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003.  The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

As used in this Form 10-QSB, references to the  “Company,” the  “Registrant,” “we,”  “our”  or “us”   refer to Global  General  Technologies,  Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements contained in this Form 10-QSB are “forward looking” statements about our expected future business and financial performance.  These statements, which appear throughout this Form10-QSB, include statements as to our intent, belief or current expectations or projections with respect to our future operations, performance or financial position, involve known and unknown risks, including, among others, risks resulting from economic and market conditions, forecasting accuracy in our business plan and projected costs, the magnitude of the start-up costs we face in commencing operations, uncertainties relating to consumer preferences, uncertainties  regarding  the cost of obtaining  re-insurance,  the  probability that,  if we commence  operations,  that we may face one or more years where the number and magnitude of hurricane activity may exceed historical  averages,  and other business conditions.  We are subject to these and many other uncertainties and assumptions contained elsewhere in this Form 10-QSB.

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

OVERVIEW

The Company is in the development stage and has not had any revenues since 2002. Since February 2005, the Company has focused on the  acquisition of businesses engaged in the homeland security industry. The Company’s objective, through its wholly-owned subsidiary, H7  Security  Systems,  Inc., is to design,  implement  and  maintain advanced intelligent  surveillance  systems/products for homeland security to be deployed  in  defense  settings,  serving  as  early  warning  systems  for  the protection  of  key  national   infrastructure  assets  for  both  domestic  and international environments. Management believes that key national infrastructure assets are constantly a risk and represent a huge opportunity.  Accordingly, the Company has decided to focus on developing and marketing  early warning  systems to protect oil  refineries,  pipeline,  port terminals and military installations.

PLAN OF OPERATION

The Company has yet to complete and market its first product, the Silent Soldier Video Surveillance  product. This product leverages its object-tracking and intelligent video software to determine the viability of a threat, based on pre-determined  criteria.  In  connection with its 360  degrees  of  view,  its long-range  capability  enables  ease of observation  in the  determination  of “qualified activity”. This automated technology appears to be equally effective at night as it is in the daytime, providing a remote interdiction system that truly defines early-warning. We plan to market and distribute the product through agents and sales representatives.

The Silent Soldier has been engineered specifically to be used at high value large scale  facilities such as oil  refineries,  pipeline,  port terminals and military installations.  Founded on intelligent video,  advanced sensors and a proprietary  seamless  communication  technology,  this concept was  developed  to provide  protection  through long range  threat  detection  and  identification. Unlike current security systems, this early-warning  technology distinguishes itself by providing a preventative  security system, rather than one designed as reactionary to attacks.

It is anticipated  that the system will be accomplished by utilizing an advanced intelligent  software  technology  accompanied with existing available hardware, including superior collection  devices,  e.g., video, audio, ground sensors etc. The Company intends to develop a proprietary  Intelligent Communication Node (ICN) to configure manyforms of real time data for  analysis.  Such analysis could be forwarded to a central command center, to permit instantaneous response decisions in the event terrorist activity occurs.

The marketing plan to be initiated by the  Company will initially call for arrangements with independent sales agents from China, India, Japan and Columbia, who have expressed an interest in  representing  the Company in their respective  countries. The Company anticipates initially focusing on marketing and selling its products to oil refineries,  pipeline,  port terminals and military installations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had no cash to speak of, and its total liabilities were $514,883. We do not have sufficient funds to effectuate our  business  plan without additional  financial  resources. We expect to incur a  minimum of approximately $1,000,000  in  expenses during the next  twelve  months  of operations,  primarily  for  research  and  development, sales and  marketing. Additionally, approximately $750,000 will be needed for general  overhead expenses such as for salaries, corporate legal and accounting  fees,  office overhead and working capital.

We will have to issue debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

OFF-BALANCE SHEET ARRANGEMENTS

None.

GOING CONCERN CONSIDERATIONS

The Company has an accumulated deficit as of September 30, 2007 and  December  31, 2006 of $15,150,536 and $14,656,481, respectively,  and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company needs to obtain additional  financing to fund payment of obligations and to provide working capital for operations.

ITEM 3.     CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that  information required to be disclosed in reports that we file or submit under the  Securities Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods  specified in the rules and forms of the United  States  Securities and Exchange  Commission.  Our principal executive  and  financial  officer has reviewed the  effectiveness  of our “disclosure  controls and  procedures”  (as defined in the  Securities  Exchange Act of 1934 Rules  13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have  concluded  that the  disclosure  controls and  procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized,  and reported in a timely manner.  There were no changes in our internal controls or in other  factors that could  significantly  affect these  controls  subsequent to the last day they were evaluated by our principal executive and financial officer.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

On February 15, 2007, Blue Ridge Finance Company, Inc. (the “ Plaintiff” ) filed suit against Global General Technologies, Inc. d/b/a Knowledge Transfer Systems, Inc., and Steve Burke, Samuel Shneibalg, and Dr. Larry Ball, in Case No. 06-CA-10493, in the Circuit Court for the 9th Judicial Circuit, in and for Orange County, Florida.

Steve Burke was the person from whom a controlling interest in the Company  (then known as Knowledge Transfer Systems, Inc.) was purchased in 2005 by Mr. Shneibalg and others, Mr. Shneibalg thereafter became an Officer/Director of the Company , and Mr. Ball also became an Officer/Director of the Company.

The Complaint alleged (i) fraud and misrepresentation based on certain loans, in unspecified amounts, made from the Plaintiff to the Company which were allegedly secured by shares of Common Stock owned of the Company by Steve Burke, (ii) a violation of Florida’s security laws based on a scheme to exchange the unspecified loan amount for the Common Stock, (iii) breach of contract against GGT and Steve Burke for an alleged Settlement Agreement that was not signed by the parties thereto, and (iv) breach of promissory note for monies due under a note that was not attached nor identified in the Complaint.

The Company filed a Motion to Dismiss arguing that it had insufficient contacts with the State of Florida to satisfy the constitutional due process test with regarding to jurisdiction, forum, and venue.

In March of 2007 each and every count of the Complaint against the Company was dismissed by the Court.

On June 12, 2007, the Plaintiff filed an Amended Complaint, seeking a declaratory judgment against the Company for enforcement of a Settlement Agreement, which remains unsigned by each party, collectively.

The Plaintiff also re-alleged the same causes of action as filed in the initial Complaint and also added Steven Bingaman as a defendant. (Mr. Bingaman had worked with Mr. Shneibalg in connection with the acquisition of the controlling interest in the Company.)

The Defendants thereupon filed another Motion to Dismiss for numerous reasons, including but not limited to, lack of minimum contacts with the state of Florida, failure of the Plaintiff to comply with Florida’s long arm statute, and lack of personal jurisdiction over each Defendant. Although the Court has instructed both Parties to conduct discovery on the issue of jurisdiction, neither Party has done so yet.

A hearing date on the Defendant’s Motion to Dismiss has not been set by the Court.

As noted above, it is still the Company’s position that it (the Company) lacked sufficient contacts with the State of Florida to satisfy the constitutional due process test with regarding to jurisdiction, forum, and venue. As also noted above, since the original Complaint rested on jurisdictional allegations similar to those in the Amended Complaint, and since the Original Complaint was dismissed because these jurisdictional allegations were found to be insufficient, the Company believes that the Amended Complaint will be dismissed as well.

Although it is difficult to predict the amount or range of potential loss, it is the Company’s position that the person responsible for the loss, if any, is Steve Burke, as he is the person with whom the Plaintiffs dealt. While no decision has been made as to whether or not to file a Cross-Claim against Mr. Burke, the Company anticipates defending the case as vigorously as it can, and furthermore, there are no plans to attempt to reach an out-of-court settlement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2007, in reliance upon the exemption from registration set forth in Section 3 (a) (10) of the Securities Act, the Company issued 13,600,000 shares of is Common Stock in exchange for claims against the Company, and, in reliance upon the exemption from registration set forth in Section 4 (2) of the Securities Act, the Company issued 2,400,000 shares of common stock for consulting services.

ITEM 6.     EXHIBITS

Exhibit No.                                Description

31           Certification of Principal Executive and Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (Attached Hereto)

32           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002.  (Attached Hereto)

SIGNATURES

In  accordance  with  the  requirements  of  the  Exchange  Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Dated: April 15, 2008

GLOBAL GENERAL TECHNOLOGIES, INC.

By:	/s/ Gary T. Stroud

Name:	Gary T. Stroud
Title:	President, Chief Executive Officer, Secretary, and Director
(Principal Executive, Financial and Accounting Officer)