Form 10KSB
period 2007-12-31
Global General Technologies, Inc.
filed 2008-04-15
CIK 1092455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [ X] No

The issuer's revenues for its fiscal year ended December 31, 2007, were $0.00.

Based on the closing sales price of the Common Stock on December 31, 2007, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007 (a date within the past 60 days) was $ 2,482,252 .

The  number  of  shares  outstanding  of the  issuer's  class  of  common  stock outstanding as of December 31, 2007, was 76,376,995 shares.

Documents Incorporated By Reference:                                                                                     None

Transitional Small Business Issuer  Disclosure  Format (check one): Yes [ ] No [X].

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of Global General Technologies, Inc. (the “Company”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ  materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. Many of these statements can be found by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required under the federal securities laws.

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

Since October 2004, when Shmuel Shneibalg, our former chief executive officer, acquired a controlling interest in the Company, the Company has been seeking to identify profitable business opportunities in which to invest. Since February 2005, the Company has focused on the acquisition of businesses engaged in the homeland security industry. On July 5, 2005, the Company changed its corporate name from “Knowledge Transfer Systems, Inc.” to “Global General Technologies, Inc.”

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

The Silent Soldier has been engineered specifically to be used at high value large-scale facilities such as oil refineries, pipeline, port terminals and military installations. Founded on intelligent video, advanced sensors and a proprietary seamless communication technology, this concept was  developed  to provide  protection  through long range threat detection and identification. Unlike current security systems, this early-warning technology distinguishes itself by providing a preventative security system, rather than one designed as reactionary to attacks.

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

Employees

As of April 15, 2008, the Company employed one part-time employee.

Item 2.  Properties

The Company uses approximately 500 square feet at its principal offices located at 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, Florida 33131, at a cost of $500 a month, on a month-to-month basis. Management believes such space is adequate for the Company's corporate headquarters.

Item 3.  Legal Proceedings

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

PART II

Item 5. Market for Company's  Common  Equity,  Related  Stockholder  Matters and Issuer Purchases of Equity Securities

Market Information.

The Company's Common Stock trades on the Pink Sheets under the symbol GLGT. The following table sets forth the range of quarterly high and low closing bid information of the  common  stock as reported  on http://www.bloomberg.com for the periods indicated.

Financial Quarter Bid Information
Year	Quarter	High Bid	Low Bid

2007	Fourth	$0.040	$0.025
	Third	0.065	0.040
	Second	0.075	0.050
	First	0.900	0.007

2006	Fourth	$0.900	$2.250
	Third	0.600	0.900
	Second	0.250	1.000
	First	1.000	0.120

_
* The quotations do not reflect  inter-dealer  prices,  without retail  mark-up, mark-down or commission and may not represent actual transactions.

Holders.  On December 31, 2007, there were approximately 1,400 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we issued a total of 24,833,332 shares of unregistered Common Stock. 3,900,000 shares were issued for consulting services valued at $117,000 pursuant to the exemption from registration contained in Section 4 (2) of the Securities Act. 3,333,332 shares were issued for $100,000 cash pursuant to the exemption from registration contained in Section 4 (2) of the Securities Act. 17,600,000 shares were issued in exchange for claims totaling $475,000 pursuant to the exemption from registration contained in Section 3 (a) (10) of the Securities Act.

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

Liquidity and Capital Resources

At December 31, 2007, the Company's liabilities ($568,115) exceeded its assets ($-0-) by approximately $568,115, and the Company had $ -0- in available cash. We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a minimum of approximately $1,000,000 in expenses during the next twelve months of operations, primarily for research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital.

We will have to issue debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

Off-Balance Sheet Arrangements

None.

Going Concern Considerations

The Company has an Accumulated Deficit as of December 31, 2007 and 2006 ($15,324,711 and ($14,656,481, respectively) and no source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

Item 7.  Financial Statements

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)

-:-

CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

DECEMBER 31, 2007 AND 2006

GLOBAL GENERAL TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets - December 31, 2007 and 2006	F - 2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006,
and the cumulative period from September 15, 2003 (Inception of Development Stage)
to December 31, 2007	F - 3

Consolidated Statements of Stockholders’ Equity for the Period From
June 1, 2000 (inception) to December 31, 2007	F - 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006,
and the cumulative period from September 15, 2003 (Inception of Development Stage)
to December 31, 2007	F - 7

Notes to the Consolidated Financial Statements	F - 8

__________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
Global General Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Global General Technologies, Inc. (a development stage company) (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, and cash flows for the two years ended December 31, 2007 and 2006 and the consolidated statement of stockholders’ equity from June 1, 2000 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global General Technologies, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 15, 2008

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash in bank	$-	$24,639

Total Assets	$-	$24,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable	$186,793	$-
Trade accounts payable	181,322	199,121
Due to Asset Growth Partners	-	217,402
Escrow advance	200,000	200,000
Total Liabilities	568,115	616,523

Stockholders' Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized
Series A convertible preferred stock; -0- shares
issued and outstanding; $1.00 stated value	-	-
Series B convertible preferred stock; -0- shares
issued and outstanding; $1,000.00 stated value	-	-
Common stock – $0.001 par value; 100,000,000
shares authorized; 76,376,995 and 53,043,663 shares
issued and outstanding	76,377	53,044
Additional paid-in capital	15,280,219	14,611,553
Notes receivable from stockholders	(600,000)	(600,000)
Accumulated deficit	(6,860,545)	(6,860,545)
Deficit accumulated during development stage	(8,464,166)	(7,795,936)

Total Stockholders' Equity	(568,115)	(591,884)

Total Liabilities and Stockholders' Equity	$-	$24,639

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			From
			September 15,
	For the	For the	2003
	Year Ended	Year Ended	Inception of
	December 31,	December 31,	Development
	2007	2006	Stage

Sales	$-	$-	$-

Operating Expenses
Compensation	-	-	422,452
Consulting	315,300	3,565,016	4,239,268
Professional fees	39,178	59,943	427,511
Commissions	17,000	30,250	296,960
General and administrative	2,796	59,237	686,944
Total Operating Expenses	374,274	3,714,446	6,073,135

Other Income (Expense)
Interest income	74	-	74
Interest expense from convertible notes	(294,030)	(377,995)	(1,911,105)
Write down of uncollectible advances	-	-	(480,000)
Total Other Income (Expense)	(293,956)	(377,995)	(2,391,031)

Net Income (Loss)	$(668,230)	$(4,092,441)	$(8,464,166)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.17)

Weighted Average Number of Common Shares
Used in Per Share Calculation	63,499,050	23,716,931

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
								Cumulative
								From
								September 15,
						Notes		2003
					Additional	Receivable		Inception of
	Preferred Stock		Common Stock		Paid-In	From	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Stage
Net loss for the year	-	$-	-	$-	$-	$-	$(3,385,139)	$-

Balance - December 31, 2001	-	-	232,733	233	6,919,420	(788,750)	(4,562,230)	-
Issuance of common stock	-	-	18,112	18	311,687	-	-	-
Issuance of common stock for
Services provided	-	-	6,100	6	113,494	-	-	-
Cancellation of common stock
And related note receivable	-	-	(500)	(1)	(24,999)	25,000	-	-
Issuance of Series A preferred
Stock for software	875,000	875,000	-	-	-	-	-	-
Cancellation of note receivable
From shareholders	-	-	-	-	(163,750)	163,750	-	-
Net Income (loss) for year	-	-	-	-	-	-	(3,603,276)	-

Balance - December 31, 2002	875,000	875,000	256,445	256	7,155,852	(600,000)	(8,165,506)	-
Issuance of common stock for
Services provided	-	-	2,000	2	1,998	-	-	-
Cancellation of common stock
For capitalized software	-	-	(3,800)	(4)	(7,596)	-	-	-
Cancellation of preferred stock
For content license and
Resale agreement	(875,000)	(875,000)	-	-	-	-	-	-
Capital contributed by shareholder	-	-	-	-	227,500	-	-	-
Net Income (loss) for year	-	-	-	-	-	-	(97,575)	(23,848)

Balance – December 31, 2003	-	-	254,645	254	7,377,754	(600,000)	(8,263,081)	(23,848)

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
								Cumulative
								From
						Notes		Sept 15, 2003
					Additional	Receivable		Inception of
	Preferred Stock		Common Stock		Paid-In	From	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Stage

Shares issued for services	-	$-	2,293,224	$2,293	$249,962	$-	$-	$-
Net Income (loss) for year	-	-	-	-	-	-	1,402,536	(356,069)

Balance - December 31, 2004	-	-	2,547,869	2,547	7,627,716	(600,000)	(6,860,545)	(379,917)
Beneficial Conversion Feature of
Convertible Notes	-	-	-	-	1,607,000	-	-	-
Shares issued for convertible notes at
$.07 per share	-	-	6,500,000	6,500	448,500	-	-	-
Shares issued for convertible notes at
$.50 per share	-	-	3,190,000	3,190	1,591,810	-	-
Net Income (loss) for year	-	-	-	-	-	-	-	(3,323,578)

Balance - December 31, 2005	-	-	12,237,869	12,237	11,275,026	(600,000)	(6,860,545)	(3,703,495)
Shares issued for convertible notes at
$.15 per share	-	-	2,546,429	2,547	384,953	-	-	-
Shares issued for services	-	-	31,009,365	31,010	2,951,574	-	-	-
Shares issued in exchange for shares
of H7 Security Systems, Inc.	-	-	7,250,000	7,250	-	-	-	-
Net Income (loss) for year	-	-	-	-	-	-	-	(4,092,441)

Balance - December 31, 2006	-	-	53,043,663	53,044	14,611,553	(600,000)	(6,860,545)	(7,795,936)
Shares issued for cash at $.03 per share	-	-	3,333,332	3,333	96,666	-	-	-
Shares issued for services	-	-	3,900,000	3,900	113,100	-	-	-
Shares issued for convertible notes at						-	-	-
$.027 per share	-	-	17,600,000	17,600	457,400	-	-	-
Shares cancelled	-	-	(1,500,000)	(1,500)	1,500	-	-	-
Net Income (loss) for year	-	-	-	-	-	-	-	(668,230)

Balance - December 31, 2007	-	-	76,376,995	$76,377	$15,280,219	$(600,000)	$(6,860,545)	$(8,464,166)

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			From
			September 15,
	For the	For the	2003
	Year Ended	Year Ended	Inception of
	December 31,	December 31,	Development
	2007	2006	Stage
Cash Flows From Operating Activities
Net loss	$(668,230)	$(4,092,441)	$(8,464,166)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest expense from convertible notes	267,022	368,320	1,874,022
Write down of uncollectible advances	-	-	480,000
Common stock issued for services	117,000	2,989,834	3,359,089
Changes in Assets and Liabilities
Deferred charge	-	30,250	-
Accrued interest on notes payable	27,008	9,675	36,683
Trade accounts payable	(17,800)	179,455	98,784
Net cash used in operating activities	(275,000)	(514,907)	(2,615,588)

Cash Flows from Investing Activities
Cash advances to GGT	-	-	(480,000)
Net cash used in investing activities	-	-	(480,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	100,000	-	100,000
Proceeds from notes	175,000	-	175,000
Escrow advance	-	-	200,000
Advances from Asset Growth Partners, net	(24,639)	207,727	183,088
Convertible note financing	-	-	2,437,500
Net cash provided by (used in) financing activities	250,361	207,727	3,095,588

Net Decrease In Cash	(24,639)	(307,180)	-
Cash at Beginning of Period	24,639	331,819	-
Cash at End of Period	$-	$24,639	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$400

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial Conversion Feature of Convertible Notes	$-	$855,320	$1,607,000
Write Down of Uncollectible Advances	$-	$-	$480,000
Common stock issued for services provided	$117,000	$783,117	$3,359,089
Conversion of notes payable	$207,978	$-	$595,478
Common stock issued in exchange for H7 stock	$-	$-	$7,250

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

BUSINESS CONDITION - The Company has an accumulated deficit as of and December 31, 2007 and 2006 of $15,324,711 and $14,656,481, respectively, and no source of revenue.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing.  In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During 2007, the Company issued 3,333,332 shares of common stock for cash of $100,000.

During 2007, the Company issued 3,900,000 shares of common stock for consulting services valued at $117,000.

During 2007, the Company issued 17,600,000 shares of common stock for notes payable and accrued interest of $207,978 and interest expense of $267,022.

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

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services.  Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company.  This $200,000 was advanced to the Company by Global General Technology ("GGT").  On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company.  At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition.  In the event the share exchange does not take place, the Company would owe the $200,000 to GGT.  As of December 31, 2007 and 2006, the advance of $200,000 is a current liability of the Company.

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

NOTE 7 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,	December 31,
	2007	2006
Net operating loss carryforwards	$2,323,108	$2,186,697
Less valuation allowance	(2,323,108)	(2,186,697)
Deferred income tax assets	$-	$-

The valuation allowance increased $136,411 in 2007and increased $1,268,771 in 2006, respectively.  At December 31, 2007, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $7,646,523.  These net operating loss carryforwards expire at various dates beginning in 2018 through 2027.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	December 31,	December 31,
	2007	2006
Provision (Benefit) at US Statutory Rate	$(227,198)	$(1,394,000)
Net Operating Losses	-	-
Non-Deductible Expenses	90,787	125,229
Increase (Decrease) in Valuation Allowance	136,411	1,268,771
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727.  The loan is due on demand.  Interest of 10% per annum was imputed on the loan since there was no stated interest rate.  At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675.  During the 1st quarter of 2007, the Company paid $24,639 towards this loan, which was the total cash balance at December 31, 2006. During the 3rd and 4th quarter of 2007, the Company issued 17,600,000 shares of common stock for the note payable and accrued interest of $207,978 and additional interest expense of $267,022.  At December 31, 2007 and 2006, the total amount due on this loan was $0 and $217,402, respectively.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTE PAYABLE (continued)

During the year ended December 31, 2007, the Company received loans totaling $175,000.  The loans carry an interest rate of 15% per annum and are due December 8, 2008.  At December 31, 2007, the total amount due on these notes was $186,793.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations.  Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.”  The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003.  The following describes the open tax years, by major tax jurisdiction, as of January 1, 2008:
United States (a)	2004 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Positions and Offices

Gary T. Stroud	63	President, Secretary, and Director

Mr. Stroud became the President, CEO, Secretary and a Director of the Company as of January 30, 2008, replacing Shmuel Shneibalg, the Company’s previous President.

Mr.  Stroud has been involved in the startup and consolidation of the high technology, software and internet industries companies for more than 25-years.

He started his career at the Hewlett Packard Company in sales and marketing roles and then moved to Europe for a number of years as a consultant heading up the international business development for a division of Siemens AG. In this capacity he spent a great deal of time in the Middle East and Africa. Subsequent to this project Siemens asked Stroud to provide consulting services to break into the packet switching products to the US Telcos (RBOCs).

During these projects Stroud established a reputation for identifying and matching technologies which led to consolidations and turnarounds Dowty /Datatel, CheckMate Systems/Hugen Sweda (UK), Datentechnik/Italtel (IT).

Stroud then participated in the growth of the Internet based industry by leveraging EDI, Transaction Security with Internet transport and founded ASEC Systems focusing on electronic commerce applications in Health, Trade & Transport, Secure Electronic Payments and electronic based RFP/RFQ issues and response system for inter-country government procurement (NAFTA) this company was merged with Fischer Security Systems.

Starting in 2000, he focused on the telecom/wireless/advanced technology industries e.g. Domain Dynamics Ltd., Signal Processing Applications / Voice Recognition and Authentication. He assisted in raising £5m funding and as CEO identified and engaged the management and staff for the North American Division. In a follow-up project raised $2m in funding for a wireless Open Outcry Trading System, and as the CEO brought the product to fulfillment for Chicago Board of Trade and negotiated the sale of the system to CBOT. Additional transactions included raising 2.5 Million dollars for an international web-based catalogue service (EZY-Buy) for purchase and delivery of products between Europe and North America. Established contracts with US Postal Services, US Customs, British Post, British Customs, Deutsch Post and Customs for a rapid clearing of goods ordered over the Internet, this company was sold to Rassa Holdings of Argentina

More recently 2000, Stroud started AGV (Canada, USA) and through this vehicle has been involved in various consulting projects including restructuring of business and technology structures for  stock exchanges in the Caribbean, the sale of the DMDays direct marketing conference to the DMA.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of our Class A Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons and entities are also required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements, other than Shmuel Shneibalg and Greene Spring Company.

Item 10.  Executive Compensation

Shmuel Shneibalg was our Chief Executive Officer, President, and a Director from November 10, 2004, until January 30, 2008. During such period, we  had no other executive officers or directors. No options were granted to our executive officer during the fiscal year ended December 31, 2007, and Mr. Shneibalg did not have an employment agreement with the Company.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2007 and 2006 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2007, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2007 and whose total compensation during the fiscal year ended December 31, 2007 exceeded $100,000; and (iii) up to two additional individuals who served as officers during the fiscal year ended December 31, 2007 and whose total compensation during the fiscal year ended December 31, 2007 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Nonqualified
Name and	Non-Equity	Deferred
principal	Salary	Stock	Option	Incentive Plan	Compensation	All Other	Total
position	Year ($)	Bonus	($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shmuel	2006	35,000	0	0	0	0	0	0	35,000
Shneibalg(1)	2005	99,000	0	0	0	0	0	0	99,000

(1) Shmuel  Shneibalg was our Chief Executive  Officer,  President,  and a Director since November 10, 2004.

Mr. Stroud is the President of AGV International Canada Inc., (“AGV”), and the Company entered in to a Services Agreement with AGV pursuant to which AGV was assigned the tasks of (i) ascertaining the relative marketability of GLGT’s wholly owned subsidiary, H7 Security Systems, Inc.’s (“H7”) product, know as the “Silent Soldier”; of (ii) analyzing  GLGT’s strategic position; of (iii) evaluating GLGT’s assets; of (iv) of developing strategic and operational recommendations to optimize GLGT’s position; and of (v) conducting due diligence into the affairs of SmartWear Technologies (“SmartWear”), with whom we have entered into an agreement to acquire its assets in exchange for 10,000,000 shares of our Preferred Stock.

As compensation for AGV’s services provided under this Agreement, the Company has agreed to pay to AGV the following:

(i)          $12,500;

(ii)        $1,000 per day for Due Diligence  activities; and

(iii)         1,000,000 shares of our Common Stock.

Details of these transactions are set forth in Forms 8-K filed by us on February 12, 2008, February 19, 2008, and April 4, 2008.

Outstanding Equity Awards

As of December 31, 2007, our sole director and executive officer did not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Except as described above under the section entitled “Summary Compensation,” our sole director did not earn any compensation during the fiscal year ended December 31, 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of December 31,2007, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The  number  of  shares  outstanding  of the  issuer's  class  of  common  stock outstanding as of December 31, 2007, was 76,376,995 shares. Unless otherwise indicated, the business address of each such person is c/o Global General Technologies, Inc., 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, FL 33131.

Officers, Directors, 5% Shareholders	No. of Shares	Beneficial Ownership

None

Shmuel Shneibalg	3,093,224 Shares	4%

All directors and executive officers as a group	3,093,224 Shares	4%

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

Director Independence

None of our directors is  “independent”  as that term is defined under the rules of the Securities and Exchange Commission.

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

Robison, Hill & Company served as the Company's principal accountant during the years ended December 31, 2007 and December 31, 2006. Their pre-approved fees billed to the Company are set forth below:

	Fiscal year ended	Fiscal year ended
	December 31, 2007	December 31, 2006
Audit Fees	$20,159	$26,630
Audit Related Fees	$-	$-
Tax Fees	$254	$150
All Other Fees	$20,413	$26,780

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

As of  December  31,  2007,  the  Company  did  not  have  a  formal  documented pre-approval policy for the fees of the principal accountant.

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