Form 10-Q
period 2008-03-31
Global General Technologies, Inc.
filed 2008-05-20
CIK 1092455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  000-28417

Global General Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	76-0599457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, Florida 33131
(Address of principal executive offices)

1-800-936-3204
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2008, there were 96,376,995 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$193,564	$186,793
Trade accounts payable	181,322	181,322
Escrow advance	200,000	200,000

Total Liabilities	574,886	568,115

Stockholders' Equity:
Preferred stock – $0.001 par value; 10,000,000 shares authorized
Series A convertible preferred stock; -0- shares
issued and outstanding; $1.00 stated value	-	-
Series B convertible preferred stock; -0- shares
issued and outstanding; $1,000.00 stated value	-	-
Common stock – $0.001 par value; 100,000,000
shares authorized; 96,376,995 and 76,376,995 shares
issued and outstanding	96,377	76,377
Additional paid-in capital	15,460,219	15,280,219
Notes receivable from stockholders	(600,000)	(600,000)
Accumulated deficit	(6,860,545)	(6,860,545)
Deficit accumulated during development stage	(8,670,937)	(8,464,166)

Total Stockholders' Equity	(574,886)	(568,115)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From
	(Unaudited)		September 15,
	For the Three	For the Three	2003
	Months Ended	Months Ended	Inception of
	March 31,	March 31,	Development
	2008	2007	Stage

Sales	$-	$-	$-

Operating Expenses
Compensation	-	-	422,452
Consulting	200,000	-	4,439,268
Professional fees	-	-	427,511
Commissions	-	-	296,960
General and administrative	-	-	686,944
Total Operating Expenses	200,000	-	6,273,135

Other Income (Expense)
Interest income	-	-	74
Interest expense from convertible notes	(6,771)	(5,193)	(1,917,876)
Write down of uncollectible advances	-	-	(480,000)
Total Other Income (Expense)	(6,771)	(5,193)	(2,397,802)

Net Income (Loss)	$(206,771)	$(5,193)	$(8,670,937)

Basic and Diluted Income (Loss) Per Share	$-	$-

Weighted Average Number of Common Shares
Used in Per Share Calculation	79,234,138	53,043,663

The accompanying notes are an integral part of these financial statements.

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From
	(Unaudited)		September 15,
	For the Three	For the Three	2003
	Months Ended	Months Ended	Inception of
	March 31,	March 31,	Development
	2008	2007	Stage
Cash Flows From Operating Activities
Net loss	$(206,771)	$(5,193)	$(8,670,937)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest expense from convertible notes	-	-	1,874,022
Write down of uncollectible advances	-	-	480,000
Common stock issued for services	200,000	-	3,559,089
Changes in Assets and Liabilities
Accrued interest on notes payable	6,771	5,193	43,454
Trade accounts payable	-		98,784
Net cash used in operating activities	-	-	(2,615,588)

Cash Flows from Investing Activities
Cash advances to GGT	-	-	(480,000)
Net cash used in investing activities	-	-	(480,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	100,000
Proceeds from notes	-	-	175,000
Escrow advance	-	-	200,000
Advances from Asset Growth Partners, net	-	(24,639)	183,088
Convertible note financing	-	-	2,437,500
Net cash provided by (used in) financing activities		(24,639)	3,095,588

Net Decrease In Cash	-	(24,639)	-
Cash at Beginning of Period	-	24,639	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$400

Supplemental Schedule of Noncash Investing and Financing Activities
Beneficial Conversion Feature of Convertible Notes	$-	$-	$1,607,000
Write Down of Uncollectible Advances	$-	$-	$480,000
Common stock issued for services provided	$200,000	$-	$3,559,089
Conversion of notes payable	$-		$595,478
Common stock issued in exchange for H7 stock	$-		$7,250

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

BUSINESS CONDITION - The Company has an accumulated deficit as of March 31, 2008 and December 31, 2007 of $15,531,482 and $15,324,711, respectively, and no source of revenue.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing.  In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

From January 1, 2008 to March 31, 2008, the Company issued 20,000,000 shares of common stock for consulting services valued at $200,000.

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

GLOBAL GENERAL TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services.  Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company.  This $200,000 was advanced to the Company by Global General Technology ("GGT").  On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company.  At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition.  In the event the share exchange does not take place, the Company would owe the $200,000 to GGT.  As of March 31, 2008 and December 31, 2007, the advance of $200,000 is a current liability of the Company.

NOTE 6 - INCOME TAXES

Deferred income tax assets consisted of the following:

                                                                   December 31,              December 31,
                                                                             2007                       2006

Net operating loss carryforwards  $          2,323,108    $          2,186,697
Less valuation allowance                           (2,323,108)             (2,186,697)
                                                             ---------------------  ---------------------
Deferred income tax assets             $                  -    $                 -
                                                            ============ ==============

The valuation allowance increased $136,411 in 2007 and increased $1,268,771 in 2006, respectively.  At December 31, 2007, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $7,646,523.  These net operating loss carryforwards expire at various dates beginning in 2018 through 2027.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                                                                       December 31,      December 31,
                                                                                                               2007                    2006

Provision (Benefit) at US Statutory Rate                             $    (227,198)       $  (1,394,000)
Net Operating Losses
Non-Deductible Expenses                                                                90,787               125,229
Increase (Decrease) in Valuation Allowance                              136,411            1,268,771
                                                                                                 ------------------   ------------------
                                                                                                 $            -            $                    -
                                                                                                ===========   ==========

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

GLOBAL GENERAL TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727.  The loan is due on demand.  Interest of 10% per annum was imputed on the loan since there was no stated interest rate.  At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675.  During the 1st quarter of 2007, the Company paid $24,639 towards this loan, which was the total cash balance at December 31, 2006.  During the 3rd and 4th quarter of 2007, the Company issued 17,600,000 shares of common stock for the note payable and accrued interest of $207,978 and additional interest expense of $267,022. At March 31, 2008 and December 31, 2007, the total amount due on this loan was $0 and $0, respectively.

During the year ended December 31, 2007, the Company received loans totaling $175,000.  The loans carry an interest rate of 15% per annum and are due December 8, 2008.  At March 31, 2008, the total amount due on these notes was $193,564.

NOTE 8 - PURCHASE AGREEMENT

On January 19, 2007, the Company entered into a Purchase Agreement with Greene Spring Company.  Pursuant to such agreement, the Company agreed to purchase 8,340,000 shares of its common stock from Greene Spring Company, a Pennsylvania corporation.  In consideration therefore, the Company agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year.  The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share.  Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000 (convertible into 1,000,000 shares) per each calendar quarter commencing on April 18, 2007.  Such transactions were to be consummated at a closing to be held no later than January 30, 2007.  However, as of May 15, 2008, such closing had not yet occurred.

NOTE 9 – UNCERTAIN TAX POSITIONS

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

Item 2.  Plan of Operation

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had no cash to speak of, and its total liabilities were $574,886. We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a  minimum of approximately $1,000,000 in expenses during the next  twelve  months  of operations,  primarily  for  research  and  development, sales and  marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital.

We will have to issue debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2008 to March 31, 2008, the Company issued 20,000,000 shares of common stock for consulting services valued at $200,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

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

Dated: May 20, 2008

GLOBAL GENERAL TECHNOLOGIES, INC.

By:      /s/ Gary T. Stroud

Name:      Gary T. Stroud

Title:   President, Chief Executive Officer,
            Secretary, and Director
           (Principal Executive, Financial and Accounting Officer)