Form 10KSB/A
period 2007-12-31
GLOBAL GENERAL TECHNOLOGIES, INC.
filed 2008-08-22
CIK 1092455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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


10120 S Eastern Avenue
Suite 200
Henderson, Nevada 89052
(Address of principal executive offices)

1-877-800-4660
(Company's telephone number, including area code)

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



































EXPLANATORY NOTE

    Global General Technologies, Inc. is filing this
Amendment No. 1 to its Annual Report on Form 10-
KSB for the year ended December 31, 2007 (this
"Amendment No. 1"), as filed with the U.S. Securities and Exchange Commission (the "Commission") on
April 15, 2008 (the "Original Annual Report").  This
Amendment reflects modifications that we have made in the light of comments from the staff of the Commission in connection with its review of our Original Annual Report.

    Pursuant to Rule 12b-15 under the Securities
Exchange Act of 1934, as amended, as a result of this Amendment No. 1, the certifications pursuant to
Section 302 and Section 906 of the Sarbanes-Oxley
Act of 2002, filed and furnished respectively, as exhibits to the Original Annual Report, have been re-executed and re-filed as of the date of this Amendment
No. 1 and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

    No attempt has been made to update, in this Amendment No. 1, the disclosure presented in the Original Annual Report. Accordingly, this Amendment
No. 1 should be read in conjunction with our filings with the Commission subsequent to the date of filing of the Original Annual Report.



INDEX



Page
PART I


Item 1.
Description of Business
5
Item 2.
Description of Property
6
Item 3.
Legal Proceedings
6
Item 4.
Submission of Matters to a Vote of
Security Holders
7



PART II


Item 5.
Market for Common Equity and
Related Stockholder Matters.
8
Item 6.
Management's Discussion and
Analysis or Plan of Operation
9
Item 7.
Financial Statements.
10
Item 8.
Changes In and Disagreements with
Accountants on Accounting and
Financial Disclosure.
27
Item 8A.
Controls and Procedures
27
Item 8B.
Other Information
28



PART III


Item 9.
Directors, Executive Officers,
Promoters and Control Persons;
Compliance with Section 16(a) of the
Exchange Act
28
Item 10.
Executive Compensation.
29
Item 11.
Security Ownership of Certain
Beneficial Owners and Management
and Related Stockholder Matters
30
Item 12.
Certain Relationships and Related
Transactions; Director Independence
31
Item 13.
Exhibits.
32
Item 14.
Principal Accountant Fees and
Services.
32
Signatures


Certificatio
n










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

The Company has based the  forward-
looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, the inability to raise sufficient funding, commence research and development, inadequate results of the research and development project, lack of marketability, operating costs, advertising and promotional efforts, the existence or absence of adverse publicity, changes in business strategy or development plans, the ability to retain management, availability, terms and deployment of capital; business abilities and judgment of personnel, availability of qualified personnel, changes in, or failure to comply with various government regulations and slower than anticipated completion of research and development project. Actual results may also differ as a result of factors over which we have no control, including general economic and business conditions;
effects of war or terrorists acts on the capital markets or the Company's activities.
























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

The Company is in the development stage and has not
had any revenues since 2002. Since February 2005, the
Company has focused on the acquisition of businesses
engaged in the homeland security industry. The
Company's objective, through its wholly-owned
subsidiary, H7 Security  Systems,  Inc., is to
design,  implement  and  maintain advanced
intelligent  surveillance systems/products for homeland
security to be
deployed  in  defense  settings,  serving  as  early  warni
ng  systems  for  the
protection  of  key  national   infrastructure  assets  for
both  domestic  and international environments.
Management believes that key national infrastructure assets are constantly a risk and represent a huge opportunity. Accordingly, the Company has decided to focus on developing and marketing early warning systems to protect oil refineries, pipeline, port terminals and military installations.

The Company has yet to complete and market its first product, the Silent Soldier Video Surveillance product.
This product leverages its object-tracking and intelligent video software to determine the viability of a threat, based on pre-determined criteria. In connection with its 360 degrees of view, its long-range capability enables ease of observation in the determination of "qualified activity". This automated technology appears to be equally effective at night as it is in the daytime, providing a remote interdiction system that truly defines early-warning. We plan to market and distribute the product through agents and sales representatives.

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

Item 3.  Legal Proceedings

On February 15, 2007, Blue Ridge Finance Company,
Inc. (the " Plaintiff" ) filed suit against Global General
Technologies, Inc. d/b/a Knowledge Transfer Systems,
Inc., and Steve Burke, Samuel Shneibalg, and Dr. Larry
Ball, in Case No. 06-CA-10493, in the Circuit Court for the 9th Judicial Circuit, in and for Orange County,
Florida.

Steve Burke was the person from whom a controlling interest in the Company (then known as Knowledge
Transfer Systems, Inc.) was purchased in 2005 by Mr.
Shneibalg and others, Mr. Shneibalg thereafter became an Officer/Director of the Company , and Mr. Ball also became an Officer/Director of the Company.

The Complaint alleged (i) fraud and misrepresentation based on certain loans, in unspecified amounts, made from the Plaintiff to the Company which were allegedly secured by shares of Common Stock owned of the Company by Steve Burke, (ii) a violation of Florida's security laws based on a scheme to exchange the unspecified loan amount for the Common Stock, (iii) breach of contract against GGT and Steve Burke for an alleged Settlement Agreement that was not signed by the parties thereto, and (iv) breach of promissory note for monies due under a note that was not attached nor identified in the Complaint.









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

The Defendants thereupon filed another Motion to Dismiss for numerous reasons, including but not limited to, lack of minimum contacts with the state of Florida, failure of the Plaintiff to comply with Florida's long arm statute, and lack of personal jurisdiction over each Defendant. Although the Court has instructed both
Parties to conduct discovery on the issue of jurisdiction, neither Party has done so yet.

A hearing date on the Defendant's Motion to Dismiss has not been set by the Court.

As noted above, it is still the Company's position that it
(the Company) lacked sufficient contacts with the State of Florida to satisfy the constitutional due process test with regarding to jurisdiction, forum, and venue. As also noted above, since the original Complaint rested on jurisdictional allegations similar to those in the Amended Complaint, and since the Original Complaint was dismissed because these jurisdictional allegations were found to be insufficient, the Company believes that the Amended Complaint will be dismissed as well.

Although it is difficult to predict the amount or range of potential loss, it is the Company's position that the person responsible for the loss, if any, is Steve Burke, as he is the person with whom the Plaintiffs dealt. While no decision has been made as to whether or not to file a Cross-Claim against Mr. Burke, the Company anticipates defending the case as vigorously as it can, and furthermore, there are no plans to attempt to reach an out-of-court settlement.

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


Financial Quarter Bid Information
Year
Quarter
High Bid
Low Bid




200
7
Fourth
$0.040
$0.025

Third
0.065
0.040

Second
0.075
0.050

First
0.900
0.007




200
6
Fourth
$0.900
$2.250

Third
0.600
0.900

Second
0.250
1.000

First
1.000
0.120

_
* The quotations do not reflect  inter-
dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

None






Item 6.  Management's Discussion and Analysis or
Plan of Operation

Plan of Operation.

The Company has yet to complete and market its first product, the Silent Soldier Video Surveillance product.
This product leverages its object-tracking and intelligent video software to determine the viability of a threat, based on pre-determined criteria. In connection with its 360 degrees of view, its long-range capability enables ease of observation in the determination of "qualified activity". This automated technology appears to be equally effective at night as it is in the daytime, providing a remote interdiction system that truly defines early-warning. We plan to market and distribute the product through agents and sales representatives.

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

_________________________






REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
Global General Technologies, Inc.
 (A Development Stage Company)

	We have audited the accompanying
consolidated balance sheet of Global General
Technologies, Inc. (a development stage
company) (the Company) as of December 31,
2007 and 2006, and the related consolidated statements of operations, and cash flows for the two years ended December 31, 2007 and 2006 and the cumulative period from September 15, 2003 (inception of development stage) to December 31, 2007 and the consolidated statement of stockholders' equity from June 1, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

	In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of Global General Technologies, Inc.
(a development stage company) as of
December 31, 2007 and 2006, and the results of their operations and their cash flows for the two years ended December 31, 2007 and 2006 and the cumulative period from September 15, 2003 (inception of development stage) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
April 15, 2008




F - 1



GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS



December
31,


December
31,



2007


2006

ASSETS








Current Assets:






    Cash in bank

$
-


$
24,639










Total Assets

$
-


$
24,639



LIABILITIES AND STOCKHOLDERS' EQUITY










Current Liabilities:








     Notes payable

$
186,793


$
-

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








          issued and
outstanding


76,377



53,044

     Additional paid-in
capital


15,280,21
9



14,611,55
3

     Notes receivable from
stockholders


(600,000
)


(600,000
)
     Accumulated deficit


(6,860,545
)


(6,860,545
)
     Deficit accumulated
during development stage


(8,464,166
)


(7,795,936
)









     Total Stockholders'
Equity


(568,115
)


(591,884
)









Total Liabilities and
Stockholders' Equity

$
-


$
24,639






The accompanying notes are an integral part of these financial statements.





F - 2


GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS









Cumulative









From






September
15,



For the


For the


2003



Year
Ended


Year
Ended


Inception of



December
31,


December
31,


Developme
nt



2007


2006


Stage











Sales

$
-


$
-


$
-














Operating
Expenses












     Compensati
on


-



-



422,452

     Consulting


315,300



3,565,016



4,239,268

     Professional
fees


39,178



59,943



427,511

     Commission
s


17,000



30,250



296,960

     General and
administrative


2,796



59,237



686,944

Total Operating
Expenses


374,274



3,714,446



6,073,135














Other Income
(Expense)












     Interest
income


74



-



74

     Interest
expense from
convertible
notes


(294,030
)


(377,995
)


(1,911,105
)
     Write down
of uncollectible
advances


-



-



(480,000
)
Total Other
Income
(Expense)


(293,956
)


(377,995
)


(2,391,031
)













Net Income
(Loss)

$
(668,230
)

$
(4,092,44
1
)

$
(8,464,166
)


























Basic and
Diluted Income
(Loss) Per
Share

$
(0.01
)

$
(0.17
)

















Weighted
Average
Number of
Common
Shares












Used in Per
Share
Calculation


63,499,05
0



23,716,93
1








The accompanying notes are an integral part of these financial statements.









F - 3




GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY




















Cumul
ative





















From















Notes





Sept
15,
2003







Addit
ional


Receiv
able





Incept
ion of



Preferr
ed Stock


Common
Stock


Paid-
In


From


Retai
ned


Devel
opmen
t



Sh
are
s


Am
oun
t


Sha
res


Am
oun
t


Capit
al


Stockh
olders


Defic
it


Stage

Stock
Issued
for net
assets


-


$
-



166
,23
7


$
166


$
3,58
3,83
4


$
-


$
-


$
-

   Acqu
ired,
June 1,
2000
































Expens
es paid
by
shareh
older


-



-



728



1



231,
295



-



-



-

Cash
contrib
uted
by
shareh
older


-



-



626



1



198,
999



-



-



-

Notes
payabl
e and
accrue
d
interest
































   assu
med
by
shareh
older


-



-



624



1



198,
400



-



-



-

Net
loss for
the
period


-



-



-



-



-



-



(1,17
7,09
1
)


-


































Balanc
e -
Decem
ber 31,
2000


-



-



168
,21
5



169



4,21
2,52
8



-



(1,17
7,09
1
)


-

Expens
es paid
by
shareh
older


-



-



1,0
97



1



348,
621



-



-



-

Accou
nts
payabl
e and
interest
paid
































   by
shareh
older


-



-



1,7
25



2



548,
012



-



-



-

Assum
ption
of note
payabl
e
































   from
shareh
older


-



-



(78
)


-



(25,
000
)


-



-



-

Shares
issued
for
service
s


-



-



8,0
00



8



199,
992



-



-



-

Shares
issued
for
notes
receiva
ble
































   from
stockh
olders,
$.05
per
share


-



-



46,
100



46



1,15
2,45
4



(1,04
2,500
)


-



-

Shares
issued
for
notes
receiva
ble
































   from
stockh
olders,
$.10
per
share


-



-



5,0
30



5



251,
495



(181,
500
)


-



-

Service
s
receive
d in
satisfa
ction
of
































   notes
receiva
ble
from
stockh
olders


-



-



-



-



-



360,0
00



-



-

Acquisi
tion of
GoThi
nk!.co
m


-



-



496



-



-



-



-



-

Private
placem
ent
offerin
g for
cash


-



-



1,6
80



2



209,
998



-



-



-

Foreign
private
placem
ent
offerin
g
































   for
cash


-



-



473



-



21,5
70



-



-



-

Cancel
lation
of
comm
on
stock
and
































   relate
d note
receiva
ble


-



-



(5
)


-



(250
)


250



-



-

Cash
receive
d on
notes
receiva
ble
































   from
stockh
olders


-



-



-



-



-



75,00
0



-



-

















F - 4


































GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY




















Cumu
lative





















From





















Septe
mber
15,















Notes





2003







Addi
tiona
l


Recei
vable





Incept
ion of



Preferre
d Stock


Commo
n Stock


Paid-
In


From


Accu
mulat
ed


Devel
opme
nt



Sha
res


Amo
unt


Sha
res


Am
oun
t


Capi
tal


Stock
holde
rs


Defici
t


Stage

Net
loss
for
the
year


-


$
-



-


$
-


$
-


$
-


$
(3,38
5,139
)

$
-


































Bala
nce -
Dece
mber
31,
2001


-



-



232
,73
3



23
3



6,91
9,42
0



(788,
750
)


(4,56
2,230
)


-

Issua
nce
of
com
mon
stock


-



-



18,
112



18



311,
687



-



-



-

Issua
nce
of
com
mon
stock
for
































   Serv
ices
provi
ded


-



-



6,1
00



6



113,
494



-



-



-

Canc
ellatio
n of
com
mon
stock
































   And
relate
d
note
receiv
able


-



-



(50
0
)


(1
)


(24,
999
)


25,00
0



-



-

Issua
nce
of
Series
A
prefer
red
































   Stoc
k for
softw
are


875
,00
0



875
,00
0



-



-



-



-



-



-

Canc
ellatio
n of
note
receiv
able
































   Fro
m
share
holde
rs


-



-



-



-



(163
,750
)


163,7
50



-



-

Net
Inco
me
(loss)
for
year


-



-



-



-



-



-



(3,60
3,276
)


-


































Bala
nce -
Dece
mber
31,
2002


875
,00
0



875
,00
0



256
,44
5



25
6



7,15
5,85
2



(600,
000
)


(8,16
5,506
)


-

Issua
nce
of
com
mon
stock
for
































   Serv
ices
provi
ded


-



-



2,0
00



2



1,99
8



-



-



-

Canc
ellatio
n of
com
mon
stock
































   For
capit
alized
softw
are


-



-



(3,8
00
)


(4
)


(7,5
96
)


-



-



-

Canc
ellatio
n of
prefer
red
stock
































   For
conte
nt
licens
e and
































   Res
ale
agree
ment


(87
5,0
00
)


(87
5,0
00
)


-



-



-



-



-



-

Capit
al
contri
buted
by
share
holde
r


-



-



-



-



227,
500



-



-



-

Net
Inco
me
(loss)
for
year


-



-



-



-



-



-



(97,5
75
)


(23,8
48
)

































Bala
nce -
Dece
mber
31,
2003


-



-



254
,64
5



25
4



7,37
7,75
4



(600,
000
)


(8,26
3,081
)


(23,8
48
)



















F - 5
















GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY




















Cumu
lative





















From















Notes





Sept
15,
2003







Addit
ional


Recei
vable





Incept
ion of



Preferr
ed
Stock


Common
Stock


Paid-
In


From


Accu
mulat
ed


Devel
opme
nt



Sh
ar
es


Am
oun
t


Shar
es


Am
oun
t


Capit
al


Stock
holde
rs


Defici
t


Stage


























Shares
issued
for
service
s


-


$
-



2,29
3,22
4


$
2,2
93


$
249,
962


$
-


$
-


$
-

Net
Incom
e (loss)
for
year


-



-



-



-



-



-



1,402
,536



(356,
069
)

































Balan
ce -
Decem
ber
31,
2004


-



-



2,54
7,86
9



2,5
47



7,62
7,71
6



(600,
000
)


(6,86
0,545
)


(379,
917
)
Benefi
cial
Conve
rsion
Featur
e of
































     Con
vertibl
e
Notes


-



-



-



-



1,60
7,00
0



-



-



-

Shares
issued
for
conver
tible
notes
at
































     $.0
7 per
share


-



-



6,50
0,00
0



6,5
00



448,
500



-



-



-

Shares
issued
for
conver
tible
notes
at
































     $.5
0 per
share


-



-



3,19
0,00
0



3,1
90



1,59
1,81
0



-



-





Net
Incom
e (loss)
for
year


-



-



-



-



-



-



-



(3,32
3,578
)

































Balan
ce -
Decem
ber
31,
2005


-



-



12,2
37,8
69



12,
23
7



11,2
75,0
26



(600,
000
)


(6,86
0,545
)


(3,70
3,495
)
Shares
issued
for
conver
tible
notes
at
































    $.15
per
share


-



-



2,54
6,42
9



2,5
47



384,
953



-



-



-

Shares
issued
for
service
s


-



-



31,0
09,3
65



31,
01
0



2,95
1,57
4



-



-



-

Shares
issued
in
excha
nge for
shares
































   of
H7
Securit
y
Syste
ms,
Inc.


-



-



7,25
0,00
0



7,2
50



-



-



-



-

Net
Incom
e (loss)
for
year


-



-



-



-



-



-



-



(4,09
2,441
)

































Balan
ce -
Decem
ber
31,
2006


-



-



53,0
43,6
63



53,
04
4



14,6
11,5
53



(600,
000
)


(6,86
0,545
)


(7,79
5,936
)
Shares
issued
for
cash
at $.03
per
share


-



-



3,33
3,33
2



3,3
33



96,6
66



-



-



-

Shares
issued
for
service
s


-



-



3,90
0,00
0



3,9
00



113,
100



-



-



-

Shares
issued
for
conver
tible
notes
at






















-



-



-

    $.02
7 per
share


-



-



17,6
00,0
00



17,
60
0



457,
400



-



-



-

Shares
cancell
ed


-



-



(1,50
0,00
0
)


(1,
50
0
)


1,50
0



-



-



-

Net
Incom
e (loss)
for
year


-



-



-



-



-



-



-



(668,
230
)

































Balan
ce -
Decem
ber
31,
2007


-



-



76,3
76,9
95


$
76,
37
7


$
15,2
80,2
19


$
(600,
000
)

$
(6,86
0,545
)

$
(8,46
4,166
)


































The accompanying notes are an integral part of these financial statements.






























F - 6







GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS








Cumulative









From






September



For the


For the


15, 2003



Year
Ended


Year
Ended


Inception of



December
31,


December
31,


Development



2007


2006


Stage

Cash Flows
From
Operating
Activities









Net loss

$
(668,230
)

$
(4,092,44
1
)

$
(8,464,166
)
Adjustments
to reconcile
net loss to net
cash












  used in
operating
activities:












     Interest
expense from
convertible
notes


267,022



368,320



1,874,022

     Write down
of
uncollectible
advances


-



-



480,000

     Common
stock issued
for services


117,000



2,989,834



3,359,089

Changes in
Assets and
Liabilities












     Deferred
charge


-



30,250



-

     Accrued
interest on
notes payable


27,008



9,675



36,683

     Trade
accounts
payable


(17,800
)


179,455



98,784

Net cash used
in operating
activities


(275,000
)


(514,907
)


(2,615,588
)













Cash Flows
from
Investing
Activities












Cash
advances to
GGT


-



-



(480,000
)
Net cash used
in investing
activities


-



-



(480,000
)













Cash Flows
from
Financing
Activities












Proceeds from
sale of
common
stock


100,000



-



100,000

Proceeds from
notes


175,000



-



175,000

Escrow
advance


-



-



200,000

Advances
from Asset
Growth
Partners, net


(24,639
)


207,727



183,088

Convertible
note financing


-



-



2,437,500

Net cash
provided by
(used in)
financing
activities


250,361



207,727



3,095,588














Net Decrease
In Cash


(24,639
)


(307,180
)


-

Cash at
Beginning of
Period


24,639



331,819



-

Cash at End
of Period

$
-


$
24,639


$
-














Supplemental Disclosure
of Cash Flow
Information









Cash paid for
income taxes

$
-


$
-


$
-

Cash paid for
interest

$
-


$
-


$
400














Supplemental Schedule of Noncash
Investing and Financing Activities





Beneficial
Conversion
Feature of
Convertible
Notes

$
-


$
855,320


$
1,607,000

Write Down of
Uncollectible
Advances

$
-


$
-


$
480,000

Common
stock issued
for services
provided

$
117,000


$
783,117


$
3,359,089

Conversion of
notes payable

$
207,978


$
-


$
595,478

Common
stock issued in
exchange for
H7 stock

$
-


$
-


$
7,250


The accompanying notes are an integral part of these financial statements.
F - 7
GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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






F - 8


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


(2,323,10
8
)


(2,186,69
7
)
Deferred income tax assets

$
-


$
-


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

$
(227,198
)

$
(1,394,00
0
)
Net Operating Losses


-



-

Non-Deductible Expenses


90,787



125,229

Increase (Decrease) in
Valuation Allowance


136,411



1,268,771



$
-


$
-



GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 - NOTE PAYABLE

On July 15, 2006, the Company received a loan of $207,727. The loan is due on demand. Interest of 10% per annum was imputed on the loan since there was no stated interest rate. At December 31, 2006, the total amount due on this loan was $217,402, including accrued interest of $9,675. During the 1st quarter of 2007, the Company paid

NOTE 8 - NOTE PAYABLE (continued)
$24,639 towards this loan, which was the total cash balance at December 31, 2006. During the 3rd and 4th quarter of 2007, the Company issued 17,600,000 shares of common stock for the note payable and accrued interest of $207,978 and additional interest expense of $267,022. At December 31, 2007 and
2006, the total amount due on this loan was $0 and $217,402, respectively.

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

Total Debt

$
387,500


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




F - 13

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

Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses." The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007. In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January
1, 2008:

United States (a)

2004 - Present

(a)	Includes federal as well as state or similar local
jurisdictions, as applicable.

NOTE 12 - CONTINGENCIES

On February 15, 2007, Blue Ridge Finance Company,
Inc. (the " Plaintiff" ) filed suit against Global General
Technologies, Inc. d/b/a Knowledge Transfer Systems,
Inc., and Steve Burke, Samuel Shneibalg, and Dr. Larry
Ball, in Case No. 06-CA-10493, in the Circuit Court for the 9th Judicial Circuit, in and for Orange County,
Florida.

Steve Burke was the person from whom a controlling interest in the Company (then known as Knowledge
Transfer Systems, Inc.) was purchased in 2005 by Mr.
Shneibalg and others, Mr. Shneibalg thereafter became an Officer/Director of the Company , and Mr. Ball also became an Officer/Director of the Company.

The Complaint alleged (i) fraud and misrepresentation based on certain loans, in unspecified amounts, made from the Plaintiff to the Company which were allegedly secured by shares of Common Stock owned of the Company by Steve Burke, (ii) a violation of Florida's security laws based on a scheme to exchange the unspecified loan amount for the Common Stock, (iii) breach of contract against GGT and Steve Burke for an alleged Settlement Agreement that was not signed by the parties thereto, and (iv) breach of promissory note for monies due under a note that was not attached nor identified in the Complaint.

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

The Defendants thereupon filed another Motion to Dismiss for numerous reasons, including but not limited to, lack of minimum contacts with the state of Florida, failure of the Plaintiff to comply with Florida's long arm statute, and lack of personal jurisdiction over each Defendant. Although the Court has instructed both
Parties to conduct discovery on the issue of jurisdiction, neither Party has done so yet.

A hearing date on the Defendant's Motion to Dismiss has not been set by the Court.

As noted above, it is still the Company's position that it
(the Company) lacked sufficient contacts with the State of Florida to satisfy the constitutional due process test with regarding to jurisdiction, forum, and venue. As also noted above, since the original Complaint rested on jurisdictional allegations similar to those in the Amended Complaint, and since the Original Complaint was dismissed because these jurisdictional allegations were found to be insufficient, the Company believes that the Amended Complaint will be dismissed as well.

Although it is difficult to predict the amount or range of potential loss, it is the Company's position that the person responsible for the loss, if any, is Steve Burke, as he is the person with whom the Plaintiffs dealt. While no decision has been made as to whether or not to file a Cross-Claim against Mr. Burke, the Company anticipates defending the case as vigorously as it can, and furthermore, there are no plans to attempt to reach an out-of-court settlement.

Item  8.  Changes  In
and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.





GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internalcontrols over financial reporting.
Mangement's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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


Item 8B.  Other Information

On January 19, 2007, the Company entered into a
Purchase Agreement with Greene Spring
Company. Pursuant to such agreement, the Company agreed to purchase 8,340,000 shares of its common stock from Greene Spring Company, a Pennsylvania corporation. In consideration therefore, the Company agreed to issue to Green Spring Company a convertible promissory note, in the principal amount of $495,000, payable on demand, with interest to accrue at the rate of 1% per year. The outstanding balance of the promissory note shall be convertible, at the option of the holder thereof, into shares of our common stock at a rate of $0.04 per share. Greene Spring Company shall be permitted to convert only no more than a maximum of $40,000 (convertible into 1,000,000 shares) per each calendar quarter commencing on April
18, 2007. Such transactions were to be consummated at a closing to be held no later than January 30, 2007. However, as of June 30, 2008, such closing had not yet occurred.

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

Name
Age
Positions and Offices



Gary
T.
Stroud
63
President, Secretary, and Director

Mr. Stroud became the President, CEO, Secretary and a
Director of the Company as of January 30, 2008, replacing Shmuel Shneibalg, the Company's previous
President.

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

Starting in 2000, he focused on the
telecom/wireless/advanced technology industries e.g.
Domain Dynamics Ltd., Signal Processing Applications
/ Voice Recognition and Authentication. He assisted in raising 5m funding and as CEO identified and engaged the management and staff for the North
American Division. In a follow-up project raised $2m in funding for a wireless Open Outcry Trading System, and as the CEO brought the product to fulfillment for Chicago Board of Trade and negotiated the sale of the system to CBOT. Additional transactions included raising 2.5 Million dollars for an international web-based catalogue service (EZY-Buy) for purchase and delivery of products between Europe and North
America. Established contracts with US Postal Services,
US Customs, British Post, British Customs, Deutsch
Post and Customs for a rapid clearing of goods ordered over the Internet, this company was sold to Rassa
Holdings of Argentina

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

SUMMARY COMPENSATION TABLE
Nonqualified
Name
and
No
n-
Eq
uit
y
Defe
rred







princip
al
Sal
ary
Stoc
k
Opt
ion
Ince
ntive
Plan
Compe
nsation
All
Other
Tota
l


positio
n
Ye
ar
($)
Bon
us
($)
Awa
rds
($)
Awards
($)
Compe
nsation
($)
Earn
ings
($)
Compe
nsation
($)
($)
(a)
(b)
(c)
(d)
(e)
(f)
(g)
(h)
(i)
(j)
Shmu
el
20
06
35,0
00
0
0
0
0
0
0
35,
00
0
Shneib
alg(1)
20
05
99,0
00
0
0
0
0
0
0
99,
00
0

(1) Shmuel  Shneibalg was our Chief
Executive  Officer,  President,  and a Director since
November 10, 2004.

Mr. Stroud is the President of AGV International
Canada Inc., ("AGV"), and the Company entered in to a Services Agreement with AGV pursuant to which AGV was assigned the tasks of (i) ascertaining the relative marketability of GLGT's wholly owned subsidiary, H7 Security Systems, Inc.'s ("H7") product, know as the "Silent Soldier"; of (ii) analyzing GLGT's strategic position; of (iii) evaluating GLGT's assets; of
(iv) of developing strategic and operational recommendations to optimize GLGT's position; and of
(v) conducting due diligence into the affairs of SmartWear Technologies ("SmartWear"), with whom we have entered into an agreement to acquire its assets in exchange for 10,000,000 shares of our Preferred
Stock.

As compensation for AGV's services provided under this Agreement, the Company has agreed to pay to AGV the following:

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

Item 11.  Security Ownership of Certain Beneficial
Owners and Management

The following table lists, as of December 31, 2007, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The number of shares outstanding of the issuer's class of common stock outstanding as of December 31, 2007, was 76,376,995 shares. Unless otherwise indicated, the business address of each such person is c/o Global General Technologies, Inc., 201
South Biscayne Boulevard, 28th Floor Miami Center,
Miami, FL 33131.

Officers, Directors, 5%
Shareholders
No. of Shares
Beneficial
Ownership



None





Shmuel Shneibalg
3,093,224  Share
s
4 %



All directors and
executive officers as a
group
3,093,224 Shares
4 %

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


Item 13.  Exhibits

Exhibit
No.
Description
3.1
Articles of Incorporation (1)
3.2
Bylaws
4.1
Specimen common stock certificate(1)
21.1
Subsidiaries
31.1
Rule 13a-14(a)/15d14(a) Certification
31.2
Rule 13a-14(a)/15d14(a) Certification
32.1
Section 1350 Certifications


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


Fiscal
year
ended



December
31, 2007


December
31, 2006

Audit Fees

$
20,159


$
26,630

Audit Related Fees

$
-


$
-

Tax Fees

$
254


$
150

All Other Fees

$
20,413


$
26,780


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














SIGNATURES


In accordance with the requirements of the Exchan ge Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2008


GLOBAL GENERAL TECHNOLOGIES, INC.

By:
/s/  Joseph K. Petter
Name
:
Joseph K. Petter
Title:
President,



(Principal Executive, Financial and Accounting
Officer)