Form 10KSB/A
period 2007-12-31
GLOBAL GENERAL TECHNOLOGIES, INC.
filed 2008-10-01
CIK 1092455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

1-877-800-4660
(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The issuer’s revenues for its fiscal year ended December 31, 2007, were $0.00.

Based on the closing sales price of the Common Stock on December 31, 2007, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007 (a date within the past 60 days) was $ 2,482,252 .

The number of shares outstanding of the issuer’s class of common stock outstanding as of December 31, 2007, was 76,376,995 shares.

Documents Incorporated By Reference:                 None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒.

EXPLANATORY NOTE

Global General Technologies, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (this “Amendment No. 2”), as filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 15, 2008 (the “Original Annual Report”). This Amendment reflects modifications that we have made in the light of comments from the staff of the Commission in connection with its review of our Original Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the Original Annual Report, have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

No attempt has been made to update, in this Amendment No. 2, the disclosure presented in the Original Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the Commission subsequent to the date of filing of the Original Annual Report.

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

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, the inability to raise sufficient funding, commence research and development, inadequate results of the research and development project, lack of marketability, operating costs, advertising and promotional efforts, the existence or absence of adverse publicity, changes in business strategy or development plans, the ability to retain management, availability, terms and deployment of capital; business abilities and judgment of personnel, availability of qualified personnel, changes in, or failure to comply with various government regulations and slower than anticipated completion of research and development project. Actual results may also differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company’s activities.

PART I

Item 1. Description of Business

History

According to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, the Company was formed on April 26, 1993 under the laws of Nevada. From its date of formation until December 31, 2002, the Company engaged in the development and sale of technology-based training solutions and software programs that were used to teach and train individuals to operate popular business and home use software programs. The Company ceased business operations during 2002.

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

Item 2. Properties

The Company uses approximately 500 square feet at its principal offices located at 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, Florida 33131, at a cost of $500 a month, on a month-to-month basis. Management believes such space is adequate for the Company’s corporate headquarters.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company’s Common Stock trades on the Pink Sheets under the symbol GLGT. The following table sets forth the range of quarterly high and low closing bid information of the common stock as reported on http://www.bloomberg.com for the periods indicated.

Financial Quarter Bid Information
Year	Quarter	High Bid	Low Bid

2007	Fourth	$0.040	$0.025
	Third	0.065	0.040
	Second	0.075	0.050
	First	0.900	0.007

2006	Fourth	$0.900	$2.250
	Third	0.600	0.900
	Second	0.250	1.000
	First	1.000	0.120

_
* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders. On December 31, 2007, there were approximately 1,400 holders of record of the Company’s common stock.

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

None

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

At December 31, 2007, the Company’s liabilities ($568,115) exceeded its assets ($-0-) by approximately $568,115, and the Company had $ -0- in available cash. We do not have sufficient funds to effectuate our business plan without additional financial resources. We expect to incur a minimum of approximately $1,000,000 in expenses during the next twelve months of operations, primarily for research and development, sales and marketing. Additionally, approximately $750,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and working capital.

We will have to issue debt or equity securities, or enter into a strategic arrangement with a third party, to implement our business plan. There can be no assurance that additional capital will be available to us. We do not have any agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or other means of financing.

Off-Balance Sheet Arrangements
None.

Going Concern Considerations
The Company has an Accumulated Deficit as of December 31, 2007 and 2006 ($15,324,711 and ($14,656,481, respectively) and no source of revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.

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
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Global General Technologies, Inc. (a development stage company) (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, and cash flows for the two years ended December 31, 2007 and 2006 and the cumulative period from September 15, 2003 (inception of development stage) to December 31, 2007 and the consolidated statement of stockholders’ equity from June 1, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company~~'~~’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Certified Public Accountants

Salt Lake City, Utah
April 15, 2008

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash in bank	$-	$24,639

Total Assets	$-	$24,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$186,793	$-
Trade accounts payable	181,322	199,121
Due to Asset Growth Partners	-	217,402
Escrow advance	200,000	200,000
Total Liabilities	568,115	616,523

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized
Series A convertible preferred stock; -0- shares
issued and outstanding; $1.00 stated value	-	-
Series B convertible preferred stock; -0- shares
issued and outstanding; $1,000.00 stated value	-	-
Common stock - $0.001 par value; 100,000,000
shares authorized; 76,376,995 and 53,043,663 shares
issued and outstanding	76,377	53,044
Additional paid-in capital	15,280,219	14,611,553
Notes receivable from stockholders	(600,000)	(600,000)
Accumulated deficit	(6,860,545)	(6,860,545)
Deficit accumulated during development stage	(8,464,166)	(7,795,936)

Total Stockholders’ Equity	(568,115)	(591,884)

Total Liabilities and Stockholders’ Equity	$-	$24,639

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

								Cumulative
								From
						Notes		Sept 15, 2003
					Additional	Receivable		Inception of
	Preferred Stock		Common Stock		Paid-In	From	Retained	Development
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Stage
Stock Issued for net assets Acquired, June 1, 2000	-	$-	166,237	$166	$3,583,834	$-	$-	$-
Expenses paid by shareholder	-	-	728	1	231,295	-	-	-
Cash contributed by shareholder	-	-	626	1	198,999	-	-	-
Notes payable and accrued interest
assumed by shareholder	-	-	624	1	198,400	-	-	-
Net loss for the period	-	-	-	-	-	-	(1,177,091)	-

Balance - December 31, 2000	-	-	168,215	169	4,212,528	-	(1,177,091)	-
Expenses paid by shareholder	-	-	1,097	1	348,621	-	-	-
Accounts payable and interest paid
by shareholder	-	-	1,725	2	548,012	-	-	-
Assumption of note payable
from shareholder	-	-	(78)	-	(25,000)	-	-	-
Shares issued for services	-	-	8,000	8	199,992	-	-	-
Shares issued for notes receivable
from stockholders, $.05 per share	-	-	46,100	46	1,152,454	(1,042,500)	-	-
Shares issued for notes receivable
from stockholders, $.10 per share	-	-	5,030	5	251,495	(181,500)	-	-
Services received in satisfaction of
notes receivable from stockholders	-	-	-	-	-	360,000	-	-
Acquisition of GoThink!.com	-	-	496	-	-	-	-	-
Private placement offering for cash	-	-	1,680	2	209,998	-	-	-
Foreign private placement offering
for cash	-	-	473	-	21,570	-	-	-
Cancellation of common stock and
related note receivable	-	-	(5)	-	(250)	250	-	-
Cash received on notes receivable
from stockholders	-	-	-	-	-	75,000	-	-

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

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

On June 1, 2000, the former shareholders of KT Solutions, Inc. entered into a stock exchange agreement with enSurge, Inc. (enSurge) whereby enSurge acquired all of the outstanding common shares of KT Solutions, Inc. from its former shareholders in exchange for the issuance of 500,000 shares of enSurge’s common stock and options to purchase 250,000 shares of enSurge’s common stock at $4.00 per share. In addition, enSurge issued warrants to purchase 50,000 shares of common stock at $0.10 per share as a finder’s fee. As a result, the Company became a wholly-owned subsidiary of enSurge, Inc.

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

CHANGE IN CONTROL - An Information Statement was filed on or about June 3, 2005, to the holders of record as of the close of business on March 31, 2005 of shares of the common stock (the “Common Stock”) of Knowledge Transfer Systems, Inc. (the “Company”), a Nevada corporation. The purpose of the Information Statement was to notify such stockholders that on April 5, 2005, the Company received a written consent in lieu of a meeting of stockholders (the “Written Consent”) from the holders of a majority of the outstanding shares of Common Stock (the “Majority Stockholders”). The Majority Stockholders are holders of 2,293,547 of the issued and outstanding shares of Common Stock (representing approximately 90%). The Written Consent approves the Certificate of Amendment to the Articles of Incorporation of the Company (the “Certificate of Amendment”) pursuant to which the Company’s name will be changed to “Global General Technologies, Inc.” (the “Name Change”).

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

BUSINESS CONDITION - The Company has an accumulated deficit as of and December 31, 2007 and 2006 of $15,324,711 and $14,656,481, respectively, and no source of revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing. In December 2005, the Company formed H7 Security Systems, Inc. a Nevada corporation. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NET LOSS PER COMMON SHARE - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

NOTE 2 - STOCKHOLDERS’ EQUITY

On July 29, 2004, the Company authorized a 1 for 500 reverse stock split of the Company’s common stock. The stock split provided that in no case shall any shareholders holdings be reduced to less than 100 shares. The reverse stock split reduced the number of outstanding common shares from 49,843,268 to 254,645. All references to the Company’s common stock in the financial statements have been restated to reflect the reverse stock split.

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS’ EQUITY (Continued)

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CURRENT LIABILITIES

On October 12, 2004, pursuant to a Share Purchase Agreement with Shmuel Shneibalg and Steven W. Bingaman, Mr. Shneibalg and Mr. Bingaman were issued 2,293,224 shares of common stock in exchange for services. Upon entering into this agreement, $200,000 was deposited into an escrow account and was to be used to pay the debt and expenses of the Company. This $200,000 was advanced to the Company by Global General Technology (“GGT”). On February 25, 2005, the Company entered into a Share Exchange Agreement with GGT, whereby the Company will acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. At the closing of this agreement, the advance of $200,000 would be absorbed in the acquisition. In the event the share exchange does not take place, the Company would owe the $200,000 to GGT. As of December 31, 2007 and 2006, the advance of $200,000 is a current liability of the Company.

 NOTE 6 - ADVANCES

On February 25, 2005, the Company entered into a Share Exchange Agreement with Global General Technologies, Inc. (“GTT”), whereby the Company was to acquire all of the issued and outstanding shares of GGT in exchange for 15,000,000 shares of the Company. In December 2005, Management terminated the acquisition with GGT. As part of the agreement, the company advanced $480,000 to Global General Technologies, Inc.(California). As of December 31, 2005, the advances are considered uncollectible and were written off for the year ended December 31, 2005.

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

GLOBAL GENERAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

NOTE 12 – CONTINGENCIES

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

Management’s conclusion that our disclosure controls and procedures were ineffective as of December 31, 2007 is the result of the failure to include management’s report on internal controls over financial reporting in our Form 10-KSB for the year ended December 31, 2007 as required by Item 308 of Regulation S-B. This failure resulted from inadequate staffing of the financial reporting function. Management has installed an interim controller, and is presently seeking a candidate to fill this position on a permanent basis. The Company will continue to review its policies and procedures to ensure compliance and adequate personnel to facilitate these policies.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated our internal controls based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2007. We believe that our internal control over financial reporting is not effective.

As discussed under (a) above to our Form 10-KSB for the year ended December 31, 2007 did not include management’s report on internal controls over financial reporting, which was required by Item 308 of Regulation S-B. Management’s conclusion that internal controls over financial reporting were not effective at December 31, 2007 is the result of management’s consideration of the omission of management’s report on internal controls over financial reporting and the related inadequate staffing. Remedial steps we have taken subsequent to year end are discussed under (a) above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The director of the Company has been elected to serve until the next annual meeting of stockholders and until his successor has been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. The Company is not aware of any proceedings to which the Company’s officer or director, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

The number of shares outstanding of the issuer’s class of common stock outstanding as of December 31, 2007, was 76,376,995 shares. Unless otherwise indicated, the business address of each such person is c/o Global General Technologies, Inc., 201 South Biscayne Boulevard, 28th Floor Miami Center, Miami, FL 33131.

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

Director Independence

None of our directors is ”independent” as that term is defined under the rules of the Securities and Exchange Commission.

Item 13. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws
4.1	Specimen common stock certificate(1)
21.1	Subsidiaries
31.1	Rule 13a-14(a)/15d14(a) Certification
31.2	Rule 13a-14(a)/15d14(a) Certification
32.1	Section 1350 Certifications

(1) Previously filed with the Company’s Registration Statement on Form 10-SB, filed with the SEC on December 9, 1999, as amended on March 1, 2000 and March 29, 2000

Item 14. Principal Accountant Fees and Services

Robison, Hill & Company served as the Company’s principal accountant during the years ended December 31, 2007 and December 31, 2006. Their pre-approved fees billed to the Company are set forth below:

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

Dated: September 25, 2008

GLOBAL GENERAL TECHNOLOGIES, INC.

By:	/s/ Joseph K. Petter
Name:	Joseph K. Petter
Title:	President,

(Principal Executive, Financial and Accounting Officer)